Form 10-Q
period 1997-05-31
NEW PAMECO GEORGIA CORP
filed 1997-07-15
CIK 1036283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

    (MARK ONE)
         (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED MAY 31, 1997
                                             OR
         ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ______________ TO ___________

COMMISSION FILE NUMBER              001-12837

                              PAMECO CORPORATION
                              (formerly known as
                           New Pameco Georgia Corp)
            (Exact name of registrant as specified in its charter)

                    GEORGIA                            51-0287654
           (State or other jurisdiction                (I.R.S. employer
              of incorporation or                       identification
               organization)                               number)

           1000 CENTER PLACE
           NORCROSS, GA                                   30093
           (Address of principal executive offices)    (Zip Code)

                                (770)-798-0700
             (Registrant's telephone number, including area code)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ___ No X
                                ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,632,948 shares and Class B Common Stock, $.01 par value, 4,046,346 shares, both as of July 9, 1997.

                              PAMECO CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets-May 31, 1997
                  and February 28, 1997...................................... 3
                  Condensed Consolidated Statements of Income-three
                  months ended May 31, 1997 and 1996......................... 4
                  Condensed Consolidated Statements of Cash Flows-three
                  months ended May 31, 1997 and 1996......................... 5
                  Notes to Condensed Consolidated Financial Statements....... 6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 9
PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings.......................................... 11
         Item 2.  Changes in Securities...................................... 11
         Item 4.  Submission of Matters to a Vote of Security Holders........ 11
         Item 6.  Exhibits and Reports on Form 8-K........................... 11
SIGNATURES

                         PART I. FINANCIAL INFORMATION
                              PAMECO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                      May 31,       February, 28
                                                                       1997             1997
                                                                   --------------   ------------
                                                                     (UNAUDITED)
Assets
Current assets:
        Cash and cash equivalents                                  $         146    $       145
        Accounts receivable, less allowance of $2,700 at
        May 31, 1997 and $2,535 at February 28, 1997                      19,128         17,811
        Inventories                                                      113,122        107,477
        Prepaid expenses and other current assets                          1,142            932
                                                                   -------------    -----------
                Total current assets                                     133,538        126,365
Property and equipment, net                                                6,070          5,647
Excess of cost over acquired net assets, net                               8,829          8,411
Other assets                                                                 432            693
Deferred income tax assets                                                 8,253          8,253
                                                                   -------------    -----------
                Total assets                                       $     157,122    $   149,369
                                                                   =============    ===========

Liabilities and shareholders' equity
Current liabilities:
        Accounts payable                                           $      75,346    $    57,024
        Accrued expenses                                                  17,002         20,717
        Notes payable to affiliate                                         6,600         14,100
        Current portion of capital lease obligations and other debt          248            375
                                                                   -------------    -----------
                Total current liabilities                                 99,196         92,216
Long-term liabilities:
       Debt                                                               29,282         29,800
       Debt to affiliates                                                  4,500          4,500
       Capital lease obligations                                              69             79
       Warranty reserves and other                                         1,920          1,920
                                                                   -------------    -----------
                Total long-term liabilities                               35,771         36,299
Excess of acquired net assets over cost, net                               5,917          6,223
Shareholders' equity:
        Common stock, $.01 par value-authorized 13,750 shares;
        6,358 and 6,358 shares issued and outstanding at
        May 31,1997 and February 28, 1997, respectively                       64             64
        Capital in excess of par value                                     2,433          1,841
        Retained earnings                                                 24,241         23,226
                                                                   -------------    -----------
                                                                          26,738         25,131
          Note receivable from shareholder                                  (600)             -
          Less treasury stock at cost 1,161 and 1,250 shares at
          May 31, 1997 and February 28, 1997, respectively                (9,900)       (10,500)
                                                                   -------------    -----------
Total shareholders' equity                                                16,238         14,631
                                                                   -------------    -----------
Total liabilities and shareholders' equity                         $     157,122    $   149,369
                                                                   =============    ===========

                              PAMECO CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share amounts)
                                  (UNAUDITED)


                                                                            Three Months Ended
                                                                                  May 31
                                                                     ---------------------------------
                                                                         1997                1996
                                                                     -------------       -------------
Net sales                                                            $    113,735        $     94,328
Costs and expenses:
        Cost of products sold                                              87,124              72,316
        Warehousing, selling, and administrative expenses                  23,515              19,747
        Amortization of excess of acquired net assets over cost             (306)               (306)
                                                                     ------------        ------------
                                                                          110,333              91,757
                                                                     ------------        ------------
Operating earnings                                                          3,402               2,571

Other expense:
        Interest expense, net                                              (1,219)               (899)
        Other expense                                                        (696)               (254)
                                                                     ------------        ------------
Income before income taxes                                                  1,487               1,418
Provision  for income taxes                                                   472                 369
                                                                     ------------        ------------
Net income                                                                  1,015               1,049
Redeemable preferred stock dividends                                           --                 125
                                                                     ------------        ------------
Net income applicable to common shareholders                         $      1,015        $        924
                                                                     ============        ============

Net income per share                                                 $       0.18        $       0.14
                                                                     ============        ============
Weighted average number of common and common
equivalent shares outstanding                                               5,494               6,598
                                                                     ============        ============

                              PAMECO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                         Three Months Ended
                                                                                May 31
                                                                      ----------------------------
                                                                         1997            1996
                                                                      ------------    ------------
Cash flows from operating activities
Net income                                                              $   1,015     $     924
Adjustments to reconcile net income to net cash provided by (used by)
 operating activities:
        Amortization of excess of acquired net assets over cost              (306)         (306)
        Depreciation and other amortization                                   467           386
        Gain on sale of property and equipment                                 (1)           (6)
        Changes in operating assets and liabilities net of assets
        acquired and liabilities assumed:
              Accounts receivable                                          (1,005)       16,445
              Inventories, prepaid expenses and other assets               (5,267)      (19,717)
              Accounts payable and accrued liabilities                     14,589        22,475
                                                                        ---------     ---------
Net cash provided by operating activities                                   9,492        20,201

Cash flows from investing activities
Purchases of property, plant, and equipment                                  (675)         (408)
Proceeds from sale of property and equipment                                   28            13
Business acquisitions                                                      (1,282)       (3,263)
                                                                        ---------     ---------
Net cash used in investing activities                                      (1,929)       (3,658)

Cash flows from financing activities
Borrowings on working capital facility                                    116,773        96,366
Repayments on working capital facility                                   (117,282)     (112,862)
Repayments on term loan                                                    (7,500)           --
Payments on capital lease obligations                                        (134)         (122)
Payments on other debt                                                        (11)           (7)
Exercise of stock options                                                     592            --
                                                                        ---------     ---------
Net cash used in financing activities                                      (7,562)      (16,625)
                                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents                            1           (82)
Cash and cash equivalents at beginning of period                              145           115
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $     146     $      33
                                                                        =========     =========

Issuance of common stock in exchange for note receivable                $     600     $      --
                                                                        =========     =========

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MAY 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. The sale of products by Pameco Corporation (the "Company") is seasonal, with sales generally increasing during the warmer months beginning in April and peak in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 333-24043) and final prospectus dated June 4, 1997 filed with the Securities and Exchange Commission.

         The balance sheet at February 28, 1997 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       INVENTORIES

         Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.       INITIAL PUBLIC OFFERING

         On June 4, 1997 the Company completed an initial public offering ("IPO") of its Class A Common Stock. A total of 4,115,441 shares were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.4 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Company's $100.0 million revolving credit line (the "Working Capital Facility"), and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

         On June 3, 1997, Pameco Holdings Inc. ("PHI") and Pameco Corporation, both Delaware corporations, were merged with and into the Company, and in connection therewith the shareholders of PHI received 1.25 shares of the Company's Class A Common Stock or Class B Common Stock, as agreed upon among themselves, for each share of Class A Common Stock and Class B Common Stock of PHI held by them immediately prior to the merger. The Company's Class A Common Stock entitles its holder to one vote per share, whereas the Class B Common Stock generally entitles its holder to ten votes per share.

         Prior to the IPO, certain shareholders of the Company agreed to sell to the Company shares of Common Stock equal to the number of shares issued as certain stock options were exercised at a price equal to the exercise price of such stock options. The Company has repurchased the 206,847 shares subject to this arrangement from such investors, and such shares have been retired. Upon exercise of these stock options, the Company will issue its Common Stock.

4.       EARNINGS PER SHARE


         Historical earnings per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83.

         Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices below the initial public offering price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for the IPO have been included in historical earnings per share as if outstanding for all periods presented (using the treasury stock method at the IPO price).

         Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $44.2 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the fiscal period. Supplemental historical net income per share for the three months ended May 31, 1997 was $.18.



5.       ACQUISITIONS

         In March 1997, the Company purchased the heating, ventilating, and air conditioning ("HVAC") operations and related assets of Bellows-Evans, Inc., a distributor of HVAC equipment in Birmingham, Alabama, a new market for the Company. The acquired business had revenues in excess of $3.0 million for the year ended May 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

         In April 1997, the Company purchased the HVAC operations and related assets of Trigg Supply, Inc., a distributor of HVAC products in Ft. Worth, Texas. The acquired business had revenues of approximately $1.3 million for the year ended December 31, 1996 and derived all of its revenue from the sale of HVAC products.


6.       RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which is required to be adopted for the year ending February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. Management believes the impact of the adoption of SFAS No. 128 will not be material.

7.       CONTINGENCIES

         On November 18, 1996, United Refrigeration, Inc. ("United"), a competitor of the Company, filed suit against Pameco in the United States District Court for the Eastern District of Pennsylvania claiming that Pameco had tortiously interfered with United's alleged contract to purchase Sid Harvey's southeastern business operations (the "Southeastern Assets"). United asserts that beginning on or about August 23, 1996, it met with Sid Harvey and thereafter negotiated an agreement (allegedly finalized on or about October 24, 1996) to purchase the Southeastern Assets for approximately $26 million and that Pameco tortiously interfered with this alleged contract by offering "substantial inducements" to Sid Harvey and by itself purchasing the Southeastern Assets. In the alternative, United claims that, should the agreement be deemed unenforceable, Pameco tortiously interfered with United's prospective contractual relations with Sid Harvey. On February 18, 1997, United filed an amended complaint adding Sid Harvey as a defendant. In the amended complaint, United claims that Sid Harvey (i) breached its agreement to sell the Southeastern Assets to United; (ii) committed fraud in the inducement of that alleged contract; (iii) negligently misrepresented certain facts concerning the sale of the operations and Sid Harvey's intention to carry out the sale of those assets and (iv) was unjustly enriched by certain information obtained from United during the United-Sid Harvey negotiations.


         Although the amended complaint does not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimates to be $11.4 million. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets.

         On July 5, 1996, three former employees filed suit against Pameco and a Company supervisor in the Superior Court of the State of California, County of Stanislaus, alleging various tortious acts and that the Company maintained a hostile work environment. The suit also asserts that in permitting the alleged harassment of the plaintiffs by its supervisor that Pameco violated the California Fair Employment Housing Act by failing to provide a harassment free work place. The plaintiffs have cumulatively sought $1.8 million in damages, including $1.5 million in punitive damages from Pameco.

         The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. The Company intends to vigorously defend all such claims and does not believe any such matters or the actions described above will have a material adverse affect on the Company's results of operations or financial condition.

                            PAMECO CORPORATION, INC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.


                                                                       Three Months Ended
                                                                             May 31
                                                                  -----------------------------
                                                                     1997              1996
                                                                  -----------       -----------
Net sales                                                             100.0%            100.0%
        Cost of products sold                                          76.6%             76.7%
                                                                  -----------       -----------
Gross profit                                                           23.4%             23.3%
         Warehousing, selling, and administrative expenses             20.7%             20.9%
         Amortization of excess of acquired net assets over cost       (0.3)%            (0.3)%

                                                                  -----------       -----------
Operating earnings                                                      3.0%              2.7%

Other expense:
        Interest expense, net                                          (1.1)%            (1.0)%
        Other expense                                                  (0.6)%            (0.2)%
                                                                  -----------       -----------
Income before income taxes                                              1.3%              1.5%
Provision for income taxes                                              0.4%              0.4%
                                                                  -----------       -----------
Net income                                                              0.9%              1.1%
                                                                  ===========       ===========

RESULTS OF OPERATIONS



         Net sales of $113.7 million in the first quarter ended May 31, 1997 increased 20.6% from $94.3 million for the comparable period in 1996. Same store daily sales increased 6.9% in the first quarter compared to the prior year.

         The net sales increase was a result of an 29.5% increase in the sales of heating, ventilating, and air conditioning (HVAC) products. This increase is primarily attributable to sales increases in the Company's ThermalZone private label equipment line. Other factors influencing this increase included marketing programs focused at compensating for the effects of unseasonably mild weather in a large portion of the United States this spring as compared to the same period in the prior year. Sales of refrigeration equipment, parts, and supplies increased 13.6% in the first quarter compared to the prior year.

         Gross profit in the quarter ended May 31, 1997 increased 20.9% to $26.6 million from $22.0 million in the previous year. The gross profit percentage increased to 23.4% during the quarter ended May 31, 1997 as compared to 23.3% during the previous year.


         Warehousing, selling, and administrative expenses during the first quarter ended May 31, 1997 increased 19.1% to $23.5 million from $19.7 million in the previous year. Specifically, distribution expenses increased 13.0% due to additional costs incurred to support acquired branches. As a percentage of net sales, warehousing, selling, and administrative expenses decreased to 20.7% from 20.9% in the previous year. Similarly, distribution expenses decreased to 2.8% of net sales from 3.0%. Salaries and wages also increased as the Company added to its sales force at the local and national account levels.


         Interest expense during the quarter ended May 31, 1997 increased to $1.2 million from $899,000 in the previous year. The Company's average borrowings increased by $36.5 million in the three months ended May 31, 1997 over the previous year. In the past twelve months, the Company has incurred additional borrowings for strategic acquisitions and the repurchase of common and preferred stock in November 1996. The Company successfully completed a refinancing of its Credit Facilities (as defined below), including the addition of an accounts receivable program (the "Securitization Program"), in early 1996, lowering the rate of interest that it pays on its debt. The Securitization Program was recorded as a sale of assets; therefore, approximately $44.6 million of accounts receivable and debt are not reflected on the Company's balance sheet at May 31, 1997. The discount on the sale of accounts receivable of $669,000 and $194,000 for the three months ended May 31, 1997 and May 31, 1996, respectively, was recorded as other expense on the income statement. The Company also refinanced its subordinated debt in early 1996, achieving lower rates of interest in the process. The average rate of interest on all debt, including the Securitization Program, for the quarter ended May 31, 1997 was 8.17% as compared to 8.78% for the previous year.

         Income taxes increased $103,000 to $472,000 for the quarter ended May 31, 1997 due to the increase in the effective tax rate. The Company's effective rate of 31.7% for the quarter ending May 31, 1997 is lower than the statutory rate due primarily to nontaxable amortization income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities. For the three months ended May 31, 1997, cash from operating activities was $9.5 million compared to cash from operating activities of $20.3 million for the three months ended May 31, 1996. The decrease in cash flows from operating activities was primarily due to the sale of a substantial portion of the Company's accounts receivable under the Securitization Program. Net cash used in investing activities was $1.9 million for the three months ended May 31, 1997 as compared to $3.7 million for the three months ended May 31, 1996. In the three months ended May 31, 1997, the Company purchased the HVAC operations and related assets of Bellows-Evans, Inc. and Trigg Supply, Inc. for a combined total of $1.3 million. Net cash used in financing activities was $7.6 million for the three months ended May 31, 1997 as compared to $16.7 million for the three months ended May 31, 1996. During the three months ended May 31, 1997, the Company repaid $7.5 million of a $15 million term loan.


         On June 4, 1997, the Company completed the IPO. A total of 4,115,441 shares were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.4 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Working Capital Facility, and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

         The Company's working capital increased to $34.3 million at May 31, 1997 from $34.2 million at February 28, 1997.

         At May 31, 1997, the Company had senior borrowings of $73.9 million under its $100 million Credit Facilities, of which $17.3 million was unused and available. The Company's senior indebtedness consists of $29.3 million under the Working Capital Facility and $44.6 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at May 31, 1997 was 7.45%. This rate fluctuates with the commercial paper and LIBOR rates. The Credit Facilities expire in November 2001 and have no principal payment requirements prior to that date. The Company repaid a portion of the Working Capital Facility with the net proceeds of the IPO. Following consummation of the IPO, the Company has available approximately $48.5 million of unused credit under the Credit Facilities.

         In addition to the Credit Facilities, at May 31, 1997, the Company had $11.1 million of indebtedness to certain members and an affiliate of the Investor Group, all of which was repaid from the proceeds of the IPO.

         The Company's capital expenditures, excluding acquisitions, for the three months ended May 31, 1997, were $675,000 as compared to $408,000 for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, forklifts and delivery vehicles, and computer equipment and software.

         Management believes that, with the consummation of the IPO, the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations. However, the Company may require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Registrant hereby incorporates Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.


Item 2.  Changes in Securities

         In connection with the IPO, the Company issued shares of Class A and Class B Common Stock. Holders of shares of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the shareholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) for the election of directors, (ii) with respect to any proposed "going private" transaction between the Company and a Principal Shareholder (as defined in the Company's Articles of Incorporation), and (iii) as otherwise provided by law. The holders of the Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's directors, and the holders of the Class B Common Stock, voting as a separate class, are entitled to elect the remaining directors.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 24, 1997, the sole shareholder ratified the actions taken by the incorporator and directors in incorporating the Company and ratified and approved the Company's bylaws. On April 23, 1997, the sole shareholder approved the merger of Pameco Corporation and Pameco Holdings, Inc., both Delaware corporations, with and into the Company, a change of the Company's name from New Pameco Georgia Corporation to Pameco Corporation, and Amended and Restated Articles of Incorporation and Bylaws.

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits

         10.14a Waiver and Tenth Amendment between Pameco Corporation and General Electric Capital Corporation

         10.19a Amendent No. 2 to Securitization Agreements among Pameco Securitization Corporation, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, dated June 3, 1997.

         11.1 Computation of Historical Earnings Per Share for the Quarters Ended May 31, 1997 and 1996

         11.2     Computation of  Supplemental Historical Earnings Per Share

         27.      Financial Data Schedule (for SEC use only)

        (b)       Reports on Form 8-K

                  None were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PAMECO CORPORATION
                                                 -------------------------------
                                                 (Registrant)


                                         By:     /s/ THEODORE R. KALLGREN
                                                 -------------------------------
                                                 Theodore R. Kallgren
                                                 Chief Financial Officer

July 11, 1997                                    (Mr. Kallgren has been duly
                                                  authorized to sign on behalf
                                                  of the registrant)

                                 Exhibit Index


         Exhibit No.                        Exhibit
         -----------                        -------
         10.14a                             Waiver and Tenth Amendment between
                                            Pameco Corporation and General
                                            Electric Capital Corporation

         10.19a                             Amendment No. 2 to Securitization
                                            Agreements among Pameco
                                            Securitization Corporation, the
                                            Registrant, Redwood Receivables
                                            Corporation, and General Electric
                                            Capital Corporation, dated June 3,
                                            1997

         11.1                               Computation of Historical Earnings
                                            Per Share for the Quarters Ended May
                                            31, 1997 and 1996

         11.2                               Computation of Supplemental
                                            Historical Earnings Per Share

         27.                                Financial Data Schedule (for SEC use
                                            only)