Form 10-Q
period 1997-08-31
PAMECO CORP
filed 1997-10-14
CIK 1036283

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



(MARK ONE)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997
                                 OR
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

                                (770)-798-0700
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,652,967 shares and Class B Common Stock, $.01 par value, 4,046,346 shares, both as of October 13, 1997.

                               PAMECO CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets-August  31, 1997
                   and February 28, 1997.................................   3
                   Condensed Consolidated Statements of Income-Three
                   Months ended August 31, 1997 and 1996.................   4
                   Condensed Consolidated Statements of Income-Six
                   Months ended August 31, 1997 and 1996.................   4
                   Condensed Consolidated Statements of Cash Flows-Six
                   Months ended August 31, 1997 and 1996.................   5
                   Notes to Condensed Consolidated Financial Statements..   6
         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   9

PART II.  OTHER INFORMATION
         Item 1.   Legal Proceedings.....................................  12
         Item 2.   Changes in Securities.................................  12
         Item 6.   Exhibits and Reports on Form 8-K......................  14
SIGNATURES

                         PART I. FINANCIAL INFORMATION
                              PAMECO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 AUGUST 31,    FEBRUARY 28,
                                                                                   1997           1997
                                                                                ----------      --------
                                                                                (UNAUDITED)
ASSETS
Current assets:
        Cash and cash equivalents                                                 $    130      $    145
        Accounts receivable, less allowance of $3,175 at August 31, 1997
            and $2,535 at February 28, 1997                                         32,434        17,811
        Inventories                                                                100,242       107,477
        Prepaid expenses and other current assets                                    1,125           932
                                                                                  --------      --------
                Total current assets                                               133,931       126,365
Property and equipment, net                                                          7,522         5,647
Excess of cost over acquired net assets, net                                        15,684         8,411
Other assets                                                                           453           693
Deferred income tax assets                                                           8,447         8,253
                                                                                  --------      --------
               Total assets                                                       $166,037      $149,369
                                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                          $ 58,808      $ 57,024
        Accrued expenses                                                            20,411        20,717
        Notes payable to affiliate                                                      --        14,100
        Current portion of capital lease obligations and other debt                    149           375
                                                                                  --------      --------
                Total current liabilities                                            79,368        92,216
Long-term liabilities:
       Debt                                                                         11,681        29,800
       Debt to affiliates                                                               --         4,500
       Capital lease obligations                                                       221            79
       Warranty reserves and other                                                   2,403         1,920
                                                                                  --------      --------
                Total long-term liabilities                                         14,305        36,299
Excess of acquired net assets over cost, net                                         5,611         6,223
Shareholders' equity:
        Common stock, $.01 par value-authorized 60,000 shares; 8,680 and 6,358 shares issued and outstanding at August 31, 1997 and
        February 28, 1997, respectively                                                 87            64
        Capital in excess of par value                                              37,051         1,841
        Retained earnings                                                           30,215        23,226
                                                                                  --------      --------
                                                                                    67,353        25,131
        Note receivable from shareholder                                              (600)           --
        Treasury stock at cost 1,250 shares at February 28, 1997                        --       (10,500)
Total shareholders' equity                                                          66,753        14,631
                                                                                  --------      --------
Total liabilities and shareholders' equity                                        $166,037      $149,369
                                                                                  ========      ========

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       AUGUST 31                    AUGUST 31
                                                                  --------------------         -------------------
                                                                     1997       1996             1997       1996
                                                                  --------    --------         --------   --------
Net sales                                                         $146,460    $118,126         $260,195   $212,454
Costs and expenses:
        Cost of products sold                                      112,078      88,699          199,202    161,015
        Warehousing, selling, and administrative expenses           24,159      20,642           47,674     40,389
        Amortization of excess of acquired net assets over cost       (306)       (306)            (612)      (612)
                                                                  --------    --------         --------   --------
                                                                   135,931     109,035          246,264    200,792
                                                                  --------    --------         --------   --------
Operating earnings                                                  10,529       9,091           13,931     11,662

Other expense:
        Interest expense, net                                          (19)       (501)          (1,238)    (1,400)
        Other expense                                                 (912)       (561)          (1,608)      (815)
                                                                  --------    --------         --------   --------
Income before income taxes                                           9,598       8,029           11,085      9,447
Provision  for income taxes                                          3,624       2,098            4,096      2,467
                                                                  --------    --------         --------   --------
Net income                                                           5,974       5,931            6,989      6,980
Redeemable preferred stock dividends                                    --         117               --        242
                                                                  --------    --------         --------   --------
Net income applicable to common shareholders                      $  5,974    $  5,814         $  6,989   $  6,738
                                                                  ========    ========         ========   ========

Net income per share                                                 $0.67       $0.88            $0.97      $1.02
                                                                  ========    ========         ========   ========
Weighted average number of common and common
equivalent shares outstanding                                        8,964       6,598            7,183      6,598
                                                                  ========    ========         ========   ========

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                AUGUST 31
                                                                        -------------------------
                                                                           1997           1996
                                                                        ---------       ---------
Cash flows from operating activities
Net income                                                              $   6,989       $   6,738
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Amortization of excess of acquired net assets over cost              (612)           (612)
        Depreciation and other amortization                                   881             806
        (Gain) /loss on sale of property and equipment                         28             (11)
        Changes in operating assets and liabilities net of assets
         acquired and liabilities assumed:
              Accounts receivable                                          (8,047)         15,898
              Inventories, prepaid expenses and other assets               16,155         (14,149)
              Accounts payable and accrued liabilities                     (3,720)         12,696
                                                                        ---------       ---------
Net cash provided by operating activities                                  11,674          21,366

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                        (1,266)         (1,162)
Proceeds from sale of property and equipment                                   70              38
Business acquisitions                                                     (18,341)         (3,273)
                                                                        ---------       ---------
Net cash used in investing activities                                     (19,537)         (4,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility                                    278,485         222,758
Repayments on working capital facility                                   (296,935)       (237,516)
Repayments on term loan                                                   (18,600)         (2,000)
Payments on capital lease obligations                                        (221)           (278)
Payments on other debt                                                        (14)            (17)
Issuance of common stock, net of expenses                                  45,214              --
Repurchase of treasury stock                                               (1,207)             --
Proceeds from exercise of stock options                                     1,126              --
                                                                        ---------       ---------
Net cash provided by (used in) financing activities                         7,848         (17,053)
                                                                        ---------       ---------
Net  (decrease) in cash and cash equivalents                                  (15)            (84)
Cash and cash equivalents at beginning of period                              145             115
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $     130       $      31
                                                                        =========       =========

Issuance of common stock in exchange for note receivable                $     600       $
                                                                        =========       =========

           See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST 31, 1997

1.  BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. The sale of products by Pameco Corporation (the "Company") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 333-24043) and final prospectus dated June 4, 1997 filed with the Securities and Exchange Commission.

         The balance sheet at February 28, 1997 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  INVENTORIES

         Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first -in, first-out method.

3.  INITIAL PUBLIC OFFERING

         On June 4, 1997, the Company completed an initial public offering ("IPO") of its Class A Common Stock. A total of 4,115,441 shares were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.2 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Company's $100.0 million revolving credit line (the "Working Capital Facility"), and to repurchase 206,847shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

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

         Prior to the IPO, certain shareholders of the Company agreed to sell to the Company shares of Common Stock equal to the number of shares issued as certain stock options were exercised at a price equal to the exercise price of such stock options. The Company has repurchased all of the 206,847 shares still subject to this arrangement at the time of the IPO from such investors, and such shares have been retired. Upon exercise of these stock options, the Company will issue its Class A Common Stock.

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

         Supplemental historical net income per share for the three months and six months ended August 31, 1997 was $0.67 and $0.85, respectively. Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $44.2 million with proceeds of the IPO as if such shares had been issued and repayment had occurred at the beginning of the fiscal period.

5.  ACQUISITIONS

         In July 1997, the Company purchased the heating, ventilating, and air conditioning ("HVAC") operations and related assets of Heating Cooling Distributors, Inc., a distributor of HVAC equipment in Indianapolis, IN, a new market for the Company. The acquired business had revenues in excess of $2.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

         In August 1997, the Company purchased the HVAC operations and related assets of Saez Refrigeration, Inc, and Saez Refrigeration of Hialeah, Inc. a distributor of HVAC equipment in Miami, FL. The acquired business had revenues in excess of $13.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

         In August 1997, the Company purchased the HVAC operations and related assets of Superior Supply Company, a distributor of HVAC equipment in the Midwest. Of the thirteen locations, ten are in new markets for the Company.
The acquired business had revenues in excess of $20.0 million for the year ended January 31, 1997 and derived its revenues from the sale of HVAC and refrigeration products.

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

         Although the amended complaint does not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimates to be $11.4 million, plus punitive damages. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets.

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

                               PAMECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.


                                                                    THREE MONTHS                   SIX MONTHS
                                                                        ENDED                         ENDED
                                                                      AUGUST 31                     AUGUST 31
                                                              -----------------------------------------------------
                                                                   1997        1996             1997        1996
                                                              -----------------------      ------------------------
Net sales                                                           100.0%      100.0%           100.0%       100.0%
        Cost of products sold                                        76.5%       75.1%            76.6%        75.8%
                                                              -----------------------      ------------------------
Gross profit                                                         23.5%       24.9%            23.4%        24.2%
         Warehousing, selling, and administrative expenses           16.5%       17.5%            18.3%        19.0%
         Amortization of excess of acquired net assets over          (0.2)%      (0.3)%           (0.3)%       (0.3)%
          cost

Operating earnings                                                    7.2%        7.7%             5.4%         5.5%

Other expense:
        Interest expense, net                                         0.0%       (0.4)%           (0.5)%       (0.7)%
        Other expense                                                (0.6)%      (0.5)%           (0.6)%       (0.4)%
                                                              -----------------------      ------------------------
Income before income taxes                                            6.6%        6.8%             4.3%         4.4%
Provision for income taxes                                            2.5%        1.8%             1.6%         1.2%
                                                              -----------------------      ------------------------
Net income                                                            4.1%        5.0%             2.7%         3.2%
                                                              =======================      ========================

RESULTS OF OPERATIONS

         Net sales of $146.5 million in the second quarter ended August 31, 1997 increased 24.0% from $118.1 million for the comparable period in 1996. Same store daily sales increased 9.7% in the second quarter as compared to the prior year. Net sales of $260.2 million in the six months ended August 31, 1997 increased 22.5% from $212.5 million for the comparable period in 1996. Same store daily sales increased 8.6% in the six month period as compared to the prior year.

         Acquisitions played a significant role in the year to year growth; however, on a same store basis, the net sales increase was a result of an 18.5% increase in the sales of heating, ventilating, and air conditioning (HVAC) products in the quarter ended August 31, 1997. For the six months ended August 31, 1997, HVAC sales on a same store basis increased 16.8%. This increase is primarily attributable to sales increases in the Company's ThermalZone private label equipment line. Sales of refrigeration equipment, parts, and supplies increased 2.6% on a same store basis in the second quarter as compared to the prior year. Sales of refrigeration equipment, parts, and supplies increased 2.0% on a same store basis in the six months ended August 31, 1997, as compared to the prior year.

         Gross profit in the quarter ended August 31, 1997 increased 16.8% to $34.4 million from $29.4 million in the previous year. Gross profit in the six months ended August 31, 1997 increased 18.6% to $61.0 million from $51.4 million in the previous year. The increase in the gross profit in the second quarter and six month period is primarily attributable to increased sales volume. The gross profit percentage decreased to 23.5% during the quarter ended August 31, 1997 as compared to 24.9% during the same quarter in the previous year. The gross profit percentage decreased to 23.4% during the six months ended August 31, 1997 as compared to 24.2% during the previous year. The decrease in gross profit percentage is primarily attributable to three factors. First, the Company has experienced significant growth in its ThermalZone product sales. The shift from higher margin refrigeration sales to lower margin HVAC sales has put pressure on the Company's overall margin percentage. Second, a one time sell-off of CFC-based refrigerants in the second quarter of the prior year generated higher gross margins for that period. Finally, due to the unseasonably mild weather in certain markets in our second quarter, many smaller distributors lowered prices to reduce their inventory levels, which also forced the Company to lower its prices to compete in these markets.

         Warehousing, selling, and administrative expenses during the second quarter increased 17.0% to $24.2 million from $20.6 million in the previous year. For the six months ended August 31, 1997, warehousing, selling, and administrative expenses increased 18.0% to $47.7 million from $40.4 million in the previous year. A significant portion of the year to year increase in these expenses represents the normal operating expenses of the acquired branches. Salaries and wages also increased as the Company added to its sales force at the local and national account levels. As a percentage of net sales, warehousing, selling, and administrative expenses decreased to 16.5% from 17.5% in the previous year as the Company's sales volume increased at a greater rate than its infrastructure costs. As a percentage of net sales, warehousing, selling, and administrative expenses for the six months ended August 31, 1997 decreased to 18.3% from 19.0% in the previous year.

         Interest expense during the quarter ended August 31, 1997 decreased to $19,000 from $501,000 in the previous year. Interest expense during the six months ended August 31, 1997 decreased to $1.2 million from $1.4 in the previous year. The Company's average borrowings decreased by $5.1 million in the six months ended August 31, 1997 over the previous year. The Company's average borrowings decreased by $10.9 million in the three months ended August 31, 1997 over the previous year. In the past twelve months, the Company has incurred additional borrowings for strategic acquisitions and the repurchase of common and preferred stock in November 1996. The Company successfully completed a refinancing of its Credit Facilities (as defined below), including the addition of an accounts receivable program (the "Securitization Program"), in early 1996, lowering the rate of interest that it pays on its debt. The Securitization Program was recorded as a sale of assets; therefore, approximately $49.8 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1997. The discount on the sale of accounts receivable of $851,000 and $639,000 for the three months ended August 31, 1997 and August 31, 1996, respectively, was recorded as other expense on the income statement. The average rate of interest on all debt, including the Securitization Program, for the quarter ended August 31, 1997 was 7.2% as compared to 7.2% for the previous year.

         Income taxes increased $1.5 million to $3.6 million for the quarter ended August 31, 1997 due to greater income before taxes and the increase in the effective tax rate. Income taxes increased $1.6 million to $4.1 million for the six months ended August 31, 1997 for the same reasons. The Company's effective rate of 38.0% and 37.0% for the three months ended August 31, 1997 and the six months ending August 31, 1997, respectively, is lower than the statutory rate due primarily to nontaxable amortization income.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities. For the six months ended August 31, 1997, cash from operating activities was $11.7 million compared to cash from operating activities of $21.4 million for the six months ended August 31, 1996. The decrease in cash flows from operating activities was primarily due to the sale of a substantial portion of the Company's accounts receivable under the Securitization Program. Net cash used in investing activities was $19.5 million for the six months ended August 31, 1997 as compared to $4.4 million for the six months ended August 30, 1996. In the six months ended August 31, 1997, the Company purchased the HVAC operations and related assets of Bellows-Evans, Inc., Trigg Supply, Inc., Heating and Cooling Distributors, Inc., Saez Refrigeration, Inc., and Superior Supply Company for an aggregate cash price of $18.3 million. Net cash provided in financing activities was $7.8 million for the six months ended August 31, 1997, as compared to the use of $17.1 million for the six months ended August 31, 1996.

         On June 4, 1997, the Company completed the IPO. A total of 4,115,441 shares of Class A Common Stock were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.2 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Company's Working Capital Facility, and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

         The Company's working capital increased to $54.6 million at August 31, 1997 from $34.2 million at February 28, 1997.

         At August 31, 1997, the Company had senior borrowings of $61.1 million under its $100 million Credit Facilities, of which $37.7 million was unused and available. The Company's senior indebtedness consists of $11.3 million under the Working Capital Facility and $49.8 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at August 31, 1997 was 7.2%. This rate fluctuates with the commercial paper and LIBOR rates. The Credit Facilities expire in November 2001 and have no principal payment requirements prior to that date. The Company repaid a portion of the Working Capital Facility with the net proceeds of the IPO.

         The Company's capital expenditures, excluding acquisitions, for the six months ended August 31, 1997, were $1.3 million as compared to $1.2 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, and computer equipment and software.

         Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through the end of this fiscal year. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 2.  Changes in Securities

         In connection with the IPO, the Company issued shares of its Class A Common Stock. Holders of shares of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the shareholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) for the election of directors, (ii) with respect to any proposed "going private" transaction between the Company and a Principal Shareholder (as defined in the Company's Articles of Incorporation) and (iii) as otherwise provided by law. The holders of the Class A Common Stock, voting as a separate class, are entitled to elect two of the Company's directors, and the holders of the Class B Common Stock, voting as a separate class, are entitled to elect the remaining directors.

         The following use of proceeds information is being disclosed for the Registration Statement on Form S-1 (No. 333-24043) effective on June 3, 1997. The offering commenced on June 4, 1997. The offering has terminated and all the registered securities were sold. Pursuant to the aforementioned registration statement, the Company registered shares of Class A Common Stock, par value $.01 per share.

The managing underwriters for the offering were:

         (01) Donaldson, Lufkin, & Jenrette Securities Corporation

         (02) The Robinson-Humphrey Company, Inc.

         (03)  Schroder Wertheim & Co.

         The Company registered and subsequently sold 3,536,797 shares of Class A Common Stock for an aggregate offering price of $49,515,158. The Company also registered 578,644 shares sold by three shareholders of the Company for an aggregate offering price of $8,101,016.

         Expenses incurred in connection with the issuance and distribution of the registered securities through August 31, 1997 were as follows:

         Underwriting
         discounts and
         commissions         $3,466,061

         Other expenses         835,351
                             ----------

         Total Expenses      $4,301,412
                             ==========

         None of these payments were made, directly or indirectly, to any director, officer, general partner, or 10% shareholder of the Company. The net offering proceeds to the Company after the total expenses above were $45,213,746.

         The net proceeds to the Company from the offering were used for the following purposes:


Use of proceeds                                    Amount
---------------                                    ------

Repayment of indebtedness to third persons       $32,906,886

Repayment of indebtedness to affiliates          $11,100,000

Repurchase of treasury stock  from affiliates    $ 1,206,860

         As indicated above, approximately $12,306,860 of the net proceeds from the offering were paid directly to certain investors in the Company and their affiliates.

Item 6.  Exhibits and Reports on Form 8-K
         (a)    Exhibits

         10.24 Agreement for Purchase and Sale of Assets of Saez Refrigeration, Inc., dated August 11, 1997

         10.25 Agreement for Purchase and Sale of Capital Stock of Superior Supply Company, dated August 25, 1997

         11.1 Computation of Historical Net Income Per Share for the Quarters Ended August 31, 1997 and 1996

         11.2   Computation of  Supplemental Historical Net Income Per Share

         27.    Financial Data Schedule (for SEC use only)

         b).    Reports on Form 8-K

                Report on Form 8-K filed on June 3, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PAMECO CORPORATION
                                         -----------------------------------
                                         (Registrant)


                                    By:  /s/ THEODORE R. KALLGREN
                                         ---------------------------------------
                                         Theodore R. Kallgren
                                         Chief Financial Officer

October 14, 1997                         (Mr. Kallgren has been duly authorized
                                         to sign on behalf of the registrant)

                                 Exhibit Index

      Exhibit No.    Exhibit
      -----------    -------

         10.24 Agreement for Purchase and Sale of Assets of Saez Refrigeration Inc., dated August 11, 1997

         10.25 Agreement for Purchase and Sale of Capital Stock of Superior Supply Company, dated August 25, 1997

         11.1 Computation of Historical Net Income Per Share for the Three Months and Six Months Ended August 31, 1997 and 1996

         11.2        Computation of  Supplemental Historical Net Income Per
                     Share

         27.         Financial Data Schedule (for SEC use only)