Form 10-Q
period 1997-11-30
PAMECO CORP
filed 1998-01-14
CIK 1036283

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



(MARK ONE)
   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                                 OR
   (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ______________ TO ___________

                   COMMISSION FILE NUMBER        001-12837
                                                -----------
                            PAMECO CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              GEORGIA                            51-0287654
       -------------------------------       ----------------------
       (State or other jurisdiction of       (I.R.S. employer
       incorporation or organization)        identification number)

                               1000 CENTER PLACE
                              NORCROSS, GA 30093
                   ----------------------------------------
                   (Address of principal executive offices)

                                (770) 798-0700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes /X/  No / /

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,661,202 shares and Class B Common Stock, $.01 par value, 4,046,346 shares, both as of January 8, 1998.

                        PAMECO CORPORATION

                              INDEX

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets-November 30, 1997
                 and February 28, 1997                                         3
                 Condensed Consolidated Statements of Income-Three
                 Months ended November 30, 1997 and 1996                       4
                 Condensed Consolidated Statements of Income-Nine
                 Months ended November 30, 1997 and 1996                       4
                 Condensed Consolidated Statements of Cash Flows-Nine
                 Months ended November 30, 1997 and 1996                       5
                 Notes to Condensed Consolidated Financial Statements          6
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10
PART II.  OTHER INFORMATION
         Item 1. Legal Proceedings                                            14
         Item 6. Exhibits and Reports on Form 8-K                             14
SIGNATURES

PART I. FINANCIAL INFORMATION

                            PAMECO CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share amounts)

                                                                          November 30,     February 28,
                                                                              1997             1997
                                                                          ------------     ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                $     115         $     145
  Accounts receivable, less allowance of $3,661 at November 30, 1997          31,529            17,811
   and $2,535 at February 28, 1997
  Inventories                                                                 99,590           107,477
  Prepaid expenses and other current assets                                    3,289               932
                                                                           ---------         ---------
       Total current assets                                                  134,523           126,365
Property and equipment, net                                                    8,130             5,647
Excess of cost over acquired net assets, net                                  19,303             8,411
Other assets                                                                     541               693
Deferred income tax assets                                                     8,447             8,253
                                                                           ---------         ---------
       Total assets                                                        $ 170,944         $ 149,369
                                                                           =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $ 60,848          $ 57,024
  Accrued expenses                                                            22,997            20,717
  Notes payable                                                                7,700                --
  Notes payable to affiliate                                                      --            14,100
  Current portion of capital lease obligations and other debt                     40               375
                                                                           ---------         ---------
       Total current liabilities                                              91,585            92,216
Long-term liabilities:
  Debt                                                                         3,111            29,800
  Debt to affiliates                                                              --             4,500
  Capital lease obligations                                                      593                79
  Warranty reserves and other                                                  2,435             1,920
                                                                           ---------         ---------
       Total long-term liabilities                                             6,139            36,299
Excess of acquired net assets over cost, net                                   5,305             6,223
Shareholders' equity:
  Common stock $.01 par value-authorized 60,000 shares; 8,700 and
    6,358 shares issued and outstanding at November 30, 1997 and
    February 28, 1997, respectively                                               87                64
  Capital in excess of par value                                              37,014             1,841
  Retained earnings                                                           31,414            23,226
                                                                           ---------         ---------
                                                                              68,515            25,131
  Note receivable from shareholder                                              (600)               --
  Treasury stock at cost 1,250 shares at February 28, 1997                        --           (10,500)
       Total shareholders' equity                                             67,915            14,631
                                                                           ---------         ---------
       Total liabilities and shareholders' equity                          $ 170,944         $ 149,369
                                                                           =========         =========

        See notes to condensed consolidated financial statements.

                            PAMECO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                              (UNAUDITED)

                                                                  Three Months Ended         Nine Months Ended
                                                                      November 30,              November 30,
                                                                  ------------------         -----------------
                                                                  1997        1996           1997        1996
                                                                  ----        ----           ----        ----
Net sales                                                       $117,197    $84,685       $377,392     $297,139
Costs and expenses:
     Cost of products sold                                        89,623     64,113        288,825      225,128
     Warehousing, selling, and administrative expenses            25,068     19,378         72,742       59,767
     Amortization of excess of acquired net assets over cost        (306)      (306)          (918)        (918)
                                                                --------    -------       --------     --------
                                                                 114,385     83,185        360,649      283,977
                                                                --------    -------       --------     --------
Operating earnings                                                 2,812      1,500         16,743       13,162

Other expense:
     Interest expense, net                                          (173)      (739)        (1,411)      (2,139)
     Other expense                                                  (896)      (592)        (2,504)      (1,407)
                                                                --------    -------       --------     --------
Income before income taxes                                         1,743        169         12,828        9,616
Provision for income taxes                                           544         46          4,640        2,513
                                                                --------    -------       --------     --------
Net income                                                         1,199        123          8,188        7,103
Redeemable preferred stock dividends                                  --        182             --          424
                                                                --------    -------       --------     --------
Net income/(loss) applicable to common shareholders             $  1,199    $   (59)      $  8,188     $  6,679
                                                                ========    =======       ========     ========

Net income/(loss) per share                                     $   0.13    $ (0.01)      $   1.04     $   1.02
                                                                ========    =======       ========     ========
Weighted average number of common and common equivalent
shares outstanding                                                 9,099      6,378          7,840        6,525
                                                                ========    =======       ========     ========

        See notes to condensed consolidated financial statements.

                            PAMECO CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (UNAUDITED)

                                                                            Nine Months Ended
                                                                               November 30,
                                                                            ------------------
                                                                           1997             1996
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $   8,188         $  6,679
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of excess of acquired net assets over cost                   (918)            (918)
  Depreciation and other amortization                                      1,515            1,219
  (Gain)/loss on sale of property and equipment                               52              (17)
  Changes in operating assets and liabilities net of assets
  acquired and liabilities assumed:
  Accounts receivable                                                     (2,915)          21,090
  Inventories, prepaid expenses and other assets                          17,903           (8,161)
  Accounts payable and accrued liabilities                                (8,261)           3,182
                                                                       ---------         --------
Net cash provided by operating activities                                 15,564           23,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment                               (2,253)          (1,504)
Proceeds from sale of property and equipment                                  84               34
Business acquisitions                                                    (20,629)         (27,280)
                                                                       ---------         --------
Net cash used in investing activities                                    (22,798)         (28,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility                                   404,462          297,457
Repayments on working capital facility                                  (431,102)        (296,377)
Borrowings/(Repayments) on term loan                                     (18,600)          19,500
Borrowings on note payable                                                 7,700               --
Payments on capital lease obligations                                       (334)            (407)
Payments on other debt                                                       (17)             (25)
Redemption of Preferred Stock                                                 --           (4,000)
Issuance of common stock, net of expenses                                 45,133               --
Repurchase of treasury stock                                              (1,207)         (10,500)
Proceeds from exercise of stock options                                    1,169               --
                                                                       ---------         --------
Net cash (used in) provided by financing activities                        7,204            5,648
                                                                       ---------         --------
Net decrease in cash and cash equivalents                                    (30)             (28)
Cash and cash equivalents at beginning of period                             145              115
                                                                       ---------         --------
Cash and cash equivalents at end of period                            $      115         $     87
                                                                      ==========         ========
Issuance of common stock in exchange for note receivable              $      600               --
                                                                      ==========         ========

      See notes to condensed consolidated financial statements.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                            NOVEMBER 30, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 333-24043) and final prospectus dated June 4, 1997 filed with the Securities and Exchange Commission.

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

3.   INITIAL PUBLIC OFFERING

     On June 4, 1997, the Company completed an initial public offering ("IPO") of its Class A Common Stock. A total of 4,115,441 shares were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.1 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Company's $100.0 million revolving credit line (the "Working Capital Facility"), and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

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

     Prior to the IPO, certain shareholders of the Company agreed to sell to the Company shares of Common Stock equal to the number of shares issued as certain stock options were exercised at a price equal to the exercise price of such stock options. The Company has repurchased all of the 206,847 shares subject to this arrangement at the time of the IPO from such investors, and such shares have been retired. Upon exercise of these stock options, the Company issued its Class A Common Stock.

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

     Supplemental historical net income per share for the three months and nine months ended November 30, 1997 was $0.13 and $0.98, respectively. Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $44.2 million with proceeds of the IPO as if such shares had been issued and repayment had occurred at the beginning of the fiscal period.

5.   ACQUISITIONS

     In March 1997, the Company purchased the heating, ventilation, and air conditioning ("HVAC") operations and related assets of Bellows-Evans, Inc., a distributor of HVAC equipment in Birmingham, Alabama, a new market for the Company. The acquired business had revenues in excess of $3.0 million for the year ended May 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

     In April 1997, the Company purchased the HVAC operations and related assets of Trigg Supply, Inc., a distributor of HVAC products in Ft. Worth, Texas. The acquired business had revenues of approximately $1.3 million for the year ended December 31, 1996 and derived all of its revenues from the sale of HVAC products.

     In July 1997, the Company purchased the HVAC operations and related assets of Heating Cooling Distributors, Inc., a distributor of HVAC equipment in Indianapolis, IN, a new market for the Company. The acquired business had revenues in excess of $2.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

     In August 1997, the Company purchased the HVAC operations and related assets of Saez Refrigeration, Inc., and Saez
Refrigeration of Hialeah, Inc. a distributor of HVAC equipment in Miami, FL. The acquired business had revenues in excess of $13.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

     In August 1997, the Company purchased the HVAC operations and related assets of Superior Supply Company, a distributor of HVAC equipment in the Midwest. Of the thirteen locations, ten are in new markets for the Company. The acquired business had revenues in excess of $20.0 million for the year ended January 31, 1997 and derived its revenues from the sale of HVAC and refrigeration products

     In September 1997, the Company purchased the HVAC operations and related assets of General Heating and Cooling Company, a distributor of HVAC equipment in the Midwest. Two of the eleven locations acquired are in the top 100 Standard Metropolitan Statistical Areas. The acquired business had revenues in excess of $25 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.


6.   RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which is required to be adopted for the year ending February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. Management believes the impact of the adoption of SFAS 128 will not be material.

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

     On July 5, 1996, three former employees filed suit against Pameco and a Company supervisor in the Superior Court of the State of California, County of Stanislaus, alleging various tortious acts and that the Company maintained a hostile work environment. The suit also asserts that in permitting the alleged harassment of the plaintiffs by its supervisor that Pameco violated the California Fair Employment Housing Act by failing to provide a harassment free work place. The plaintiffs have cumulatively sought $1.8 million in damages, including $1.5 million in punitive damages from Pameco. On December 17, 1997, the Company was granted a Motion for Summary Adjudication which dismissed, with prejudice, the plaintiffs' causes of action for violation of the California Fair Employment and Housing Act and for premises liability. The Company will continue to vigorously defend itself against the two remaining causes of action.

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

                        PAMECO CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.

                                                            Three Months Ended          Nine Months Ended
                                                                November 30                November 30
                                                            -------------------         -----------------
                                                             1997        1996           1997        1996
                                                            -------------------         -----------------
Net sales                                                    100.0%       100.0%        100.0%      100.0%
  Cost of products sold                                       76.5         75.7          76.5        75.8
                                                            ------------------          ----------------
Gross profit                                                 23.5         24.3          23.5        24.2
  Warehousing, selling, and administrative expenses          21.4         22.9          19.3        20.1
  Amortization of excess of acquired net assets over cost    (0.3)        (0.4)         (0.2)       (0.3)
                                                            ------------------          ----------------
Operating earnings                                           2.4          1.8           4.4         4.4

Other expense:
  Interest expense, net                                      (0.1)        (0.9)         (0.3)       (0.7)
  Other expense                                              (0.8)        (0.7)         (0.7)       (0.5)
                                                            ------------------          ----------------
Income before income taxes                                   1.5          0.2           3.4         3.2
Provision for income taxes                                   0.5          0.1           1.2         0.8
                                                            ------------------          ----------------
Net income                                                   1.0%         0.1%          2.2%        2.4%
                                                            =================           ===============

RESULTS OF OPERATIONS

     Net sales of $117.2 million in the third quarter ended November 30, 1997 increased 38.4% from $84.7 million for the comparable period in 1996. Same store daily sales increased 9.3% in the third quarter as compared to the prior year. Net sales of $377.4 million in the nine months ended November 30, 1997 increased 27.0% from $297.1 million for the comparable period in 1996. Same store daily sales increased 8.7% in the nine month period as compared to the prior year.

     Excluding the effect of acquisitions, the net sales increase was the result of a 13.0% increase on a daily same store basis in the sales of HVAC products in the quarter ended November 30, 1997 as compared to the prior year. For the nine months ended November 30, 1997, HVAC sales on a daily same store basis increased 15.6% as compared to the prior year. Increased sales in the Company's ThermalZoneTM private label equipment line contributed significantly to this increase. Sales of refrigeration equipment, parts, and supplies increased 4.8% on a daily same store basis in the third quarter as compared to the prior year. Sales of refrigeration equipment, parts, and supplies increased 2.7% on a daily same store basis in the nine months ended November 30, 1997 as compared to the prior year.

     In the quarter ended November 30, 1997, gross profit increased to $27.6 million from $20.6 million in the prior year, an increase of 34%. Gross profit in the nine months ended
November 30, 1997 increased 23.0% to $88.6 million from $72.0 million in the prior year. Greater sales volume in the quarter and the nine months ended November 30, 1997 was the primary reason for the increase in gross profit. The gross profit percentage decreased to 23.5% during the quarter ended November 30, 1997 as compared to 24.3% during the same quarter in the prior year. In the three months ended November 30, 1997, the Company continued to increase the sales volume of its lower margin ThermalZoneTM product line at a faster rate than its higher margin refrigeration products. The gross profit percentage decreased to 23.5% during the nine months ended November 30, 1997 as compared to 24.2% during the previous year. As indicated above, the Company has experienced significant growth in the nine months ended November 30, 1997 in its HVAC product sales. Also, a one time sell-off of CFC-based refrigerants in the second quarter of the prior year generated higher gross margins for that period. Finally, in the second quarter of the current fiscal year, the Company was forced, in certain markets, to meet the lower prices offered by smaller distributors who were overstocked due to the unseasonably mild weather.

     Warehousing, selling, and administrative expenses during the third quarter increased 29.3% to $25.1 million from $19.4 million in the prior year. For the nine months ended November 30, 1997, warehousing, selling, and administrative expenses increased 21.7% to $72.7 million from $59.8 million in the prior year. The addition of the normal operating expenses of the acquired branches contributed significantly to the increase in the warehousing, selling, and administrative expenses in the quarter and for the nine months ended November 30, 1997. In addition, the Company has added to its salesforce to focus on sales at the local and national account level. As a percentage of net sales, warehousing, selling, and administrative expenses decreased to 21.4% in the third quarter from 22.9% in the prior year. As a percentage of net sales, warehousing, selling, and administrative expenses for the nine months ended November 30, 1997 decreased to 19.3% from 20.1% in the prior year. Through the third quarter, the growth in sales volume has continued to outpace the related increase in incremental warehousing, selling, and administrative expenses.

     Interest expense during the quarter ended November 30, 1997 decreased to $173,000 from $739,000 in the previous year. Interest expense during the nine months ended November 30, 1997 decreased to $1.4 million from $2.1 million in the previous year. The Company's average borrowings under the Working Capital Facility decreased by $11.9 million in the three months ended November 30, 1997 over the previous year. The Company's average borrowings under the Working Capital Facility decreased by $537,000 in the nine months ended November 30, 1997 over the previous year. In the past twelve months, the Company incurred additional borrowings for strategic acquisitions and the repurchase of common and preferred stock in November 1996. The Company successfully completed a refinancing of its Credit Facilities (as defined below), including the addition of an accounts receivable program (the "Securitization Program"), in early 1996, lowering the rate of interest that it pays on its debt. The Securitization Program was recorded as a sale of assets; therefore, approximately $43.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at November 30, 1997. The discount on the sale of accounts receivable of $834,000 and $553,000 for the three months ended November 30, 1997 and November 30, 1996, respectively, was recorded as other expense on the income statement. The average rate of interest on all debt, including the Securitization Program, for the quarter ended November 30, 1997 was 7.3% as compared to 7.4% for the previous year.

     Income taxes increased $498,000 to $544,000 for the quarter ended November 30, 1997 due to greater income before taxes and the increase in the effective tax rate. Income taxes increased $2.1 million to $4.6 million for the nine months ended November 30, 1997 for the same reasons. The Company's effective tax rate for the prior year was lower than the current year due primarily to the recognition of the alternative minimum tax credit in the prior year. The Company's effective rate of 31.2% and 36.2% for the three months ended November 30, 1997 and the nine months ended November 30, 1997, respectively, is lower than the statutory rate due primarily to nontaxable amortization income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities. For the nine months ended November 30, 1997, cash from operating activities was $23.3 million compared to cash from operating activities of $23.5 million for the nine months ended November 30, 1996. In early 1996, the Company sold a substantial portion of its accounts receivable under the Securitization Program, which has decreased cash flows from operating activities in the current period. Net cash used in investing activities was $22.8 million for the nine months ended November 30, 1997 as compared to $28.8 million for the nine months ended November 30, 1996. In the nine months ended November 30, 1997, the Company purchased the HVAC operations and related assets of Bellows-Evans, Inc., Trigg Supply, Inc., Heating and Cooling Distributors, Inc., Saez Refrigeration, Inc., Superior Supply Company, and General Heating and Cooling for an aggregate cash price of $20.6 million as compared to $27.3 million for the acquisitions of Chase Supply Company and Sid Harvey Industries in the prior year. Net cash used in financing activities was $496,000 for the nine months ended November 30, 1997, while such activities provided $5.2 million in the nine months ended November 30, 1996.

     On June 4, 1997, the Company completed the IPO. A total of 4,115,441 shares of Class A Common Stock were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.1 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $33.1 million of the outstanding balance of the Company's Working Capital Facility, and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

     The Company's working capital increased to $42.9 million at November 30, 1997 from $34.2 million at February 28, 1997.

     At November 30, 1997, the Company had senior borrowings of $46.7 million under its $100.0 million Credit Facilities, of which $42.3 million was unused and available. The Company's senior indebtedness consists of $3.2 million under the Working Capital Facility and $43.5 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at November 30, 1997 was 7.3%. This rate fluctuates with the commercial paper and LIBOR rates. The Credit Facilities expire in November 2001 and have no principal payment requirements prior to that date. The Company repaid a portion of the Working Capital Facility with the net proceeds of the IPO.

     The Company's capital expenditures, excluding acquisitions, for the nine months ended November 30, 1997, were $2.3 million as compared to $1.5 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, and computer equipment and software.

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

SEASONALITY

     The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     See Note 7 to the Condensed Consolidated Financial
Statements (Unaudited) contained in Part I of this Report.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     11.1 Computation of Historical Net Income Per Share for the
          Quarters Ended November 30, 1997 and 1996

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

                                   PAMECO CORPORATION
                                   --------------------------
                                   (Registrant)


                              By:  /s/ THEODORE R. KALLGREN
                                   --------------------------
                                   Theodore R. Kallgren
                                   Chief Financial Officer

January 14, 1998                   (Mr. Kallgren has been duly
                                    authorized to sign on behalf of the
                                    registrant)

                          Exhibit Index

     Exhibit No.              Exhibit
     -----------              -------

     11.1 Computation of Historical Net Income Per Share for the
          Three Months and Nine Months Ended November 30, 1997
          and 1996

     11.2 Computation of Supplemental Historical Net Income Per
          Share

     27.  Financial Data Schedule (for SEC use only)