Form 10-K405
period 1998-02-28
PAMECO CORP
filed 1998-05-20
CIK 1036283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      (MARK ONE)

      [X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                      OR

      [_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

      COMMISSION FILE NUMBER 001-12837

                              PAMECO CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                              51-0287654
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

                               1000 CENTER PLACE
                              NORCROSS, GA 30093
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (770)-798-0700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EXCHANGE ON
   TITLE OF EACH CLASS                                      WHICH REGISTERED
   -------------------                                     -------------------
   Class A Common Stock................................. New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                Not applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $85,869,303, on May 1, 1998.

  The number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 4,703,318 and 4,046,346 respectively, as of May 1, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

 PART I.
 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  PROPERTIES.....................................................     4
 ITEM 3.  LEGAL PROCEEDINGS..............................................     5
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     5
 PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.......................................................     6
 ITEM 6.  SELECTED FINANCIAL DATA........................................     7
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................     8
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    12
 ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......    12
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    31
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    31
 ITEM 11. EXECUTIVE COMPENSATION.........................................    31
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................    31
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    31
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-
           K.............................................................    32
 SIGNATURES...............................................................   33

                                    PART I

ITEM 1. BUSINESS

  Pameco Corporation (the "Company") is a Georgia corporation which was formed in March 1997 and which merged with Pameco Holdings, Inc., a Delaware corporation, immediately prior to the Company's June 1997 initial public offering ("IPO").

OVERVIEW

  Pameco is one of the largest national distributors of heating, ventilation, and air conditioning ("HVAC") systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 28, 1998, Pameco operated 337 branches in 47 states and Guam and served markets in 89 of the top 100 standard metropolitan statistical areas ("SMSAs") in the country. The Company's products include a complete range of central air conditioners, heat pumps, furnaces and parts and supplies for the light commercial and residential market, and condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for the commercial market. In fiscal 1998, the Company's HVAC business generated approximately 62% of its revenues, while the refrigeration business generated the balance. In fiscal 1998, Pameco derived a majority of its revenues from the repair and replacement market, which is higher in margin and less cyclical than the new construction market. This is primarily due to end-users' needs for immediate service and expert technical advice. The new construction market generated the balance of Pameco's revenues. Management believes that Pameco is one of a small number of companies in the United States which offers a complete line of HVAC and refrigeration products on a significant scale nationally.

  Pameco attributes its leadership position in the HVAC and refrigeration distribution industries primarily to its operating philosophy. The Company emphasizes personalized customer service and convenient "one-stop" shopping to meet each customer's total needs at the local and national level. The Company's technical service representatives, who provide customers with technical advice in diagnosing problems and recommending solutions, are an essential element of the Company's customer service. Additionally, the Company believes that its size, its financial resources and its position as a national distributor of HVAC and refrigeration products allow it to provide superior customer service by offering immediate access to a complete product line of equipment, parts and supplies through its 337 branches and 6 regional distribution centers.

THE INDUSTRY

  Based upon the most recent industry report available, management estimates that sales in the residential and light commercial heating and cooling equipment and commercial refrigeration markets (excluding product markets in which the Company does not compete) totaled approximately $8.1 billion and $2.8 billion, respectively, in 1996. The combined $10.9 billion industry includes equipment, parts and supplies distributed by wholesalers and by OEMs' captive distribution arms, but excludes HVAC and refrigeration systems sold for use in large commercial and industrial projects and refrigeration products sold in the residential market.

  Management believes that the fragmentation of its market stems from several factors. First, certain manufacturers have historically limited their distributors' distribution rights, including those granted to Pameco, to selected geographic areas. For example, until recently, no major HVAC or refrigeration product manufacturer had allowed Pameco to carry its product lines throughout the United States. Second, customers prefer doing business at branch locations within a 30 minute commute of their job sites or business location. This preference limits the geographic area that a particular branch can support. Finally, distributors typically do not stock all HVAC and refrigeration products at the branch level; instead, each maintains an inventory of the most frequently purchased stockkeeping units ("SKUs"). If a particular distributor (such as Pameco) does not stock an infrequently purchased item required immediately by a particular customer, that customer may conduct business with one of the distributor's competitors.

  Given the fragmentation of the market, management believes that the HVAC and refrigeration distribution industry is well-positioned for consolidation. In particular, management believes that many of the smaller distributors in its industry are finding it increasingly difficult to compete in the current market because they generally lack the financial resources of larger entities. These financial constraints limit their ability to offer broad product lines and multiple brands. They are also unable to afford sophisticated inventory management and control systems necessary to operate multiple branches effectively or to invest significant resources in the information technology necessary to improve inventory flow.

BUSINESS STRATEGY

  Pameco has invested considerable resources to build a national reputation and leverage the customer goodwill of its branches. The recent addition of two senior executives with extensive logistical experience is a compliment to the MIS, Marketing and Finance capabilities of the organization. The Company has centralized its sales management function and segmented its outside sales effort into three distinct groups, focused on local, regional and national customer opportunities.

  The Company's strategy to enhance growth and increase profitability is based on seven key elements:

  Continued focus on higher margin repair and replacement market. This market has grown markedly over the past ten years as a result of the aging of the installed base of refrigeration, heating and air conditioning equipment. Further, the introduction of energy-efficient equipment, a focus on air quality, and the remodeling of many existing buildings and homes has stimulated demand. Pameco derived a substantial portion of its revenues in fiscal 1998 from the higher margin repair and replacement market which tends to be less cyclical in nature than new construction because repairs cannot be postponed.

  Expansion by acquisition. Pameco initiated a targeted acquisition strategy in 1996, focused on increasing market share. As of February 28, 1998, the Company had acquired 114 branches in 20 states, increasing the total number of branches to 337. Net sales from acquisitions are leveraged across existing distribution and administrative components providing attractive returns on investment to the Company.

  Pameco's specific consolidation strategy is to acquire profitable distribution businesses, with well-developed market positions and supplier franchises within the top 100 SMSAs in the country in order to serve the needs of its regional and national account customers.

  Pursue local, regional and national customers. Today, the industry can essentially be characterized as a local business. Pameco is focusing additional resources on gaining prospective customers at the regional and national level, which it believes represents a significant growth opportunity. The Company believes that its nationwide coverage and broad product lines enable it to provide consistent service, greater purchasing leverage, improved inventory management and centralized billing as value-added components for these accounts.

  This growth strategy is based on extensive market research and stated customer preferences. Due to the localized nature of the industry, most customers have not focused on consolidating their own purchasing efforts until presented with this specific option. By educating our customers on the benefits of consolidation, we have been able to expand the scope of many accounts at the regional and national level.

  Develop the Pameco private brand Thermalzone(TM). Pameco has developed a three-tier product strategy. Based upon customer feedback, Pameco was able to identify those products that could only be sold under a nationally recognized brand name. These products create the Company's first tier offering. The second tier of products are those that will be marketed under a "Better/Best" strategy. Value-oriented customers that are primarily looking for price and national availability will opt for the "better" products marketed under the Company's Thermalzone(TM) product lines, while those that seek brand identity and other related benefits will choose the "best" branded product. The third tier of "brand-neutral" products provides customers a value line within the Company's Thermalzone(TM) private label line. This offers Pameco the opportunity to consolidate suppliers, while gaining both purchase price and operational efficiencies. Management believes the new Thermalzone(TM) private label line of equipment and parts will further increase the Company's national account opportunities as well as gain penetration in the local value market.

  Emphasis on "one-stop" shopping and immediate product and service availability. The Company stocks over 30,000 SKUs at its branches and distribution centers and offers customers access to over 90,000 SKUs. In order to provide customers immediate access to products, the Company stations 75% of its inventory at its branches. Pameco believes its ability to provide immediate access to a wide range of products, particularly in the refrigeration business, where equipment repair is time-sensitive, has helped the Company establish a reputation as a "one-stop" shop for both refrigeration and heating and air conditioning products. In addition, Pameco provides its customers with assistance in making intelligent purchases through the Company's well-trained technical service representatives and counter personnel.

  Margin enhancement focus. The Company is currently implementing several measures in an effort to enhance its margins and reduce transaction costs. These measures include system-related pricing enhancements, such as volume pricing disciplines at the point-of-sale, and improved performance from under performing branches through internal bench-marking. Additionally, the Company believes it will realize efficiencies in cost control through the Company's management information system and logistics network, as well as through improved supply chain dynamics.

  Operating improvements through supply chain and cost structure management. The Company is in the process of implementing new Supply Chain Management Software to improve inventory turns, transportation and customer fill rates. The supply chain software is expected to provide the foundation for world class supply chain management capability and logistics best practices. The implementation, which is part of the Company's supply chain strategy, includes enterprise-wide process redesign that is intended to optimize purchasing, inventory, warehousing and customer service.

  As the Supply Chain Strategy and new information technologies begin to effect the business, the Company expects improvement in the accuracy and availability of information and greater operational control over stock and logistics. Improvements are also expected to reduce working capital requirements and the total costs of distributing product within the nationwide branch network.

SUPPLIERS

  The Company's size and stature in the HVAC and refrigeration industries, as well as its strong and long-standing supplier relationships, enable the Company to obtain favorable terms from its suppliers. Additionally, while suppliers have traditionally resisted granting distribution rights on a national level, Pameco has recently been granted nationwide distribution rights for certain product lines. Management believes that as the Company continues to grow additional suppliers may grant the Company broader distribution rights.

  The Company believes that it has good relationships with its suppliers and that these relationships have been strengthened by the Company's recent acquisitions. However, a significant portion of the Company's distribution arrangements with its suppliers are oral. Further, many of these distribution rights may be terminated by the supplier immediately or upon short notice.

  During fiscal 1998, the Company purchased approximately $298 million of equipment for resale, of which approximately 56% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 80% of total purchases. No single supplier accounted for more than 20% of the Company's total purchases.

CUSTOMERS

  The Company currently serves over 55,000 customers, with no single customer accounting for more than 2% percent of the Company's total sales and with the top ten customers representing less than 7% percent of total sales in fiscal 1998.

COMPETITION

  The Company's business is highly competitive and fragmented. The Company competes with a wide variety of traditional HVAC and refrigeration product distributors in each of the Company's geographic markets. Most such distributors are small enterprises maintaining between one and ten branches and selling to customers in a limited geographic area. The Company also competes to some extent with the manufacturers of HVAC and refrigeration products, although management believes these manufacturers cannot compete effectively with the broad product lines and additional services offered by distributors, such as the Company. The primary factors of competition within the Company's industries include breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service capability and price. In general, the Company believes that national and multi-regional wholesalers, such as the Company, enjoy substantial competitive advantages over small, independent wholesalers that cannot afford to maintain Pameco's comprehensive product offerings. The Company also believes that its ability to compete effectively is dependent upon its ability to respond to the needs of its customers through quality service and product availability.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

  The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990.

ASSOCIATES

  As of February 28, 1998, Pameco employed 1,587 associates, 227 of whom were employed primarily in management and administration, 117 in regional distribution centers and 1,243 in sales and field operations. Pameco expects that it will increase the number of its associates as it acquires and opens additional branches and otherwise expands its business. The Company's associates are not subject to any material collective bargaining agreements, and management believes that its relationship with its associates is good.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, product mix, margin enhancements, improvements through new supply chain software and the Company's ability to acquire additional companies at attractive rates and subsequently operate such companies in a profitable manner. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Investors are encouraged to review the specific risk factors identified in the Company's June 4, 1997 Prospectus, a copy of which may be obtained from the Company at no cost upon written request to Secretary of the Company, 1000 Center Place, Norcross, Georgia 30093.

ITEM 2. PROPERTIES

  The Company currently maintains its corporate headquarters in Norcross, Georgia. The lease expires in July 2003. The Company believes that its current office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

  Pameco leases its six distribution centers pursuant to agreements expiring from five to 15 years. The Company operates 337 branches in 47 states and Guam, of which five are owned. The Company's branch leases have terms expiring from one to seven years, with its leases typically having renewal options. Management believes that none of Pameco's leased facilities, individually, is material to the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  On November 18, 1996, United Refrigeration, Inc. ("United"), a competitor of the Company, filed suit against Pameco in the United States District Court for the Eastern District of Pennsylvania claiming that Pameco had tortiously interfered with United's alleged contract to purchase Sid Harvey's southeastern business operations (the "Southeastern Assets"). United asserts that beginning on or about August 23, 1996, it met with Sid Harvey and thereafter negotiated an agreement (allegedly finalized on or about October 24, 1996) to purchase the Southeastern Assets for approximately $24.0 million and that Pameco tortiously interfered with this alleged contract by offering "substantial inducements" to Sid Harvey and by itself purchasing the Southeastern Assets. In the alternative, United claims that, should the agreement be deemed unenforceable, Pameco tortiously interfered with United's prospective contractual relations with Sid Harvey. On February 18, 1997, United filed an amended complaint adding Sid Harvey as a defendant. In the amended complaint, United claims that Sid Harvey (i) breached its agreement to sell the Southeastern Assets to United; (ii) committed fraud in the inducement of that alleged contract; (iii) negligently misrepresented certain facts concerning the sale of the operations and Sid Harvey's intention to carry out the sale of those assets and (iv) was unjustly enriched by certain information obtained from United during the United-Sid Harvey negotiations.

  Although the amended complaint does not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimates to be $11.4 million, plus punitive damages. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets. At this time, the Company is not able to determine the outcome of this lawsuit.

  Pameco and Sid Harvey have asserted a counterclaim against United seeking to recover the damages they have incurred in going forward with the transaction in reliance on representations that the President of United made to the President of Sid Harvey.

  On July 5, 1996, three former employees filed suit against Pameco and a Company supervisor in the Superior Court of the State of California, County of Stanislaus, alleging various tortious acts and that the Company maintained a hostile work environment. The suit also asserts that in permitting the alleged harassment of the plaintiffs by its supervisor that Pameco violated the California Fair Employment Housing Act (FEHA) by failing to provide a harassment free work place. The plaintiffs had cumulatively sought $1.8 million in damages, including $1.5 million in punitive damages from Pameco. On December 17, 1997, the Company was granted a Motion for Summary Adjudication which dismissed, with prejudice, the plaintiffs' causes of action for violation of the California Fair Employment and Housing Act and for premises liability. The two remaining causes of action were settled through mediation for an immaterial amount on May 2, 1998.

  The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. The Company intends to vigorously defend all such claims and does not believe any such matters or the actions described above will have a material adverse affect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registrant was incorporated in March 1997, and since June 3, 1998 its Class A Common Stock has been traded on the New York Stock Exchange. As of May 1, 1998, there were approximately 1,400 beneficial holders and 275 holders of record of the Class A Common Stock. As of May 1, 1998, there were 8 holders of record of the Class B Common Stock.

  The following table sets forth for the periods indicated the high and low sales prices of the Class A Common Stock on the New York Stock Exchange. The Company has not paid dividends on its Class A Common Stock. The Company intends to retain its earnings to finance its growth and for general corporate purposes. Under the terms of its credit agreements, the Company may not pay dividends without the consent of its lenders. Prior to the Company's IPO, there was no market for the Company's stock.

                                                                   STOCK MARKET
                                                                   PRICE RANGE
                                                                  --------------
                                                                   LOW    HIGH
                                                                  ------ -------
First Quarter--March 1, 1997-May 31, 1997........................    --      --
Second Quarter--June 1, 1997-August 31, 1997..................... $16.00 $22.563
Third Quarter--September 1, 1997-November 30, 1997............... $15.75 $19.675
Fourth Quarter--December 1, 1997-February 28, 1998............... $15.50 $19.25

  During the past three years, the following persons were issued Class A Common Stock of the Registrant or its predecessor based on the exemption provided under Section 4(2) of the Securities Act of 1933 on the date and for the consideration referenced below:

    NAME                               NO. SHARES DATE OF ISSUANCE CONSIDERATION
    ----                               ---------- ---------------- -------------
*J Chelsey Culpepper..................     625        07/31/97       $3,400.00
*Hector M. Colon......................     375        07/09/97        1,800.00
*Robert J. Duncan.....................     375        06/23/97        1,800.00
*Mary C. Barnett......................     375        06/20/97        1,800.00
*Eugene H. Dill.......................     375        06/19/97          330.00
*James E. Plew........................     375        06/19/97          330.00
*Andrew F. Ross.......................     375        06/19/97          330.00
*Garland A. Smith.....................     375        06/19/97          330.00
*Randall Fly..........................   5,000        06/17/97        4,400.00
*Charles Bailly.......................     375        06/16/97          330.00
*David Whitman........................     375        06/16/97          330.00
*James C. Herlinger...................     375        06/12/97          330.00
*Wally W. George......................   5,000        06/11/97        4,400.00
*Philip A. Mattera....................     375        06/11/97          330.00
*Francis S. Dzialo....................     375        06/10/97          330.00
*Lawrence C. Olson....................   6,250        06/10/97        5,500.00
*Thomas S. Greenway...................     375        06/09/97          330.00
*John K. Hammer.......................     375        06/09/97          330.00
*Jack E. Reynolds.....................   5,000        06/09/97        4,400.00
*John D. Davis........................     375        06/06/97          330.00
*Pedro Morales........................     375        06/04/97          330.00
*Steve Ferguson.......................     375        05/28/97          330.00
*Paul J. Smith........................     625        05/21/97        4,000.00
*Al J. Lendino........................   5,000        05/16/97        4,400.00
*J.W. Leneave.........................   6,250        05/02/97        5,500.00
*Ronald T. Nakamura...................   5,000        05/02/97        4,400.00
*David P. Satterthwaite...............   3,125        05/02/97        2,750.00
*Robert Ellis.........................     375        04/14/97          330.00
*Gary Wadsworth.......................   1,562        04/14/97        1,375.00

    NAME                              NO. SHARES DATE OF ISSUANCE CONSIDERATION
    ----                              ---------- ---------------- -------------
*Jesus B. Pizarro....................    5,000       04/10/97        4,400.00
*Charles Sorrentino..................   21,875       04/07/97      140,000.00
*J. Christopher van Ee...............   19,031       04/07/97       30,100.00
*Mark L. Davison.....................    1,875       04/04/97       15,000.00
*Philip J. Filer.....................    3,987       04/04/97       19,140.00
*Donagh M. Kelly.....................   22,916       04/04/97       27,580.00
*James R. Balkcom, Jr................   12,500       04/03/97      100,000.00
*Theodore R. Kallgren................   17,312       04/03/97       39,000.00
*Jeffrey S. Ruege....................   19,997       04/03/97       39,638.00
*Brian T. Silva......................      375       04/03/97          330.00
*Walter W. Wilcox....................    6,250       04/03/97        5,500.00
*Mark A. Graham......................   12,362       04/02/97       44,620.00
*Thomas L. Jacques...................    7,625       04/01/97       41,350.00
*Mary M. McCulley....................    2,750       04/01/97       13,200.00
*Jeffrey D. Ward.....................    3,525       03/31/97       15,110.00
*Paul K. Bois........................   14,375       03/27/97       12,650.00
*Gerald V. Gurbacki..................   76,875       03/20/97      492,000.00
James R. Balkcom, Jr.................   62,500       03/10/97      600,000.00
*James Giolas........................    5,000       03/10/97        4,400.00
*Steven J. Pavlichek.................      416       01/22/97        2,664.00
*Patricia M. Fowler..................      541       12/31/96        1,394.00
Michael Bulkin and Rosemary E.
 Bulkin, as joint tenants with the
 right of survivorship...............   12,500       12/09/96      105,000.00
James R. Balkcom, Jr.................   47,618       12/03/96      399,997.50
Linda P. Balkcom.....................   35,713       11/28/96      299,995.50
Mary Kathryn Balkcom.................    5,952       11/28/96       50,001.00
Julie Balkcom Green..................    5,952       11/28/96       50,001.00
*Benjamin A.H. Dacke.................    3,125       07/09/96        2,750.00
*Jill A. Lange.......................    2,291       10/12/95        8,551.00
*Thomas L. Totte.....................    6,250       08/01/95        5,500.00
*B. Stuart Rogers....................   21,875       04/14/95       19,250.00

--------
* Pursuant to the exercise of stock options

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED
                          ----------------------------------------------------------------
                          FEBRUARY 28, FEBRUARY 28, FEBRUARY 29, FEBRUARY 28, FEBRUARY 28,
                            1998 (A)     1997 (B)       1996         1995         1994
                          ------------ ------------ ------------ ------------ ------------
RESULTS OF OPERATIONS
Net sales...............    $484,010     $378,658     $334,537     $323,152     $338,034
Net income applicable to
 common shareholders....       8,846       10,732        5,494        4,271        4,088
PER SHARE DATA
Basic earnings per
 share..................        1.14         1.82         0.88         0.68         0.65
Diluted earnings per
 share..................        1.08         1.71         0.83         0.65         0.62
BALANCE SHEET
 INFORMATION
Total assets............     210,812      149,369      119,167      124,964      122,512
Long-term liabilities...      45,911       36,299       42,972       45,842       46,628
Redeemable preferred
 stock..................         --           --         4,000        4,000        4,000

--------
a. Reflects the results of operations of Bellows-Evans, Inc., Trigg Supply, Inc., Heating Cooling Distributors, Inc., Saez Refrigeration, Inc., Saez Refrigeration of Hialeah, Inc., Superior Supply Company, General Heating and Cooling Company, and Williams Refrigeration, Inc. from the respective dates of acquisition.
b. Reflects the results of operations of Chase Supply Company and Sid Harvey Industries from the respective dates of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is one of the largest national distributors of HVAC systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 28, 1998, the Company operated 337 branches in 47 states and Guam and served markets in 89 of the top 100 SMSAs in the country.

  In fiscal 1998, the Company's HVAC business generated approximately 62% of its revenues, while the refrigeration business generated the balance. In fiscal 1998, Pameco derived a majority of its revenues from the repair and replacement market, which is higher in margin and less cyclical than the new construction market; this is primarily due to end-users' needs for immediate service and expert technical advice.

RESULTS OF OPERATIONS

  The table below sets forth certain consolidated historical operating information for the Company, as a percentage of total sales, for the periods indicated:

                                                       YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Net sales...............................    100.0%       100.0%       100.0%
  Cost of products sold.................     76.2         75.4         76.3
                                            -----        -----        -----
Gross profit............................     23.8         24.6         23.7
  Warehousing, selling, and
   administrative expenses..............     20.5         21.5         20.7
  Severance.............................      0.0          0.0          0.4
  Executive cash bonus..................      0.0          0.6          0.0
  Amortization of excess of acquired net
   assets over cost.....................     (0.3)        (0.3)        (0.3)
                                            -----        -----        -----
Operating earnings......................      3.6          2.8          2.9
Other expense:
  Interest expense, net.................      0.4          1.0          1.4
  Discount on sale of accounts
   receivables and other expense........      0.6          0.4          0.1
                                            -----        -----        -----
Income before income taxes..............      2.6          1.4          1.4
Provision (benefit) for income taxes....      0.7         (1.5)        (0.4)
                                            -----        -----        -----
Net income..............................      1.9%         2.9%         1.8%
                                            =====        =====        =====

 Year ended February 28, 1998 Compared to Year Ended February 28, 1997

  For the year ended February 28, 1998, net sales of $484.0 million increased 27.8% from $378.7 million for the year ended February 28, 1997. Same store daily sales increased 8.5% for the year ended February 28, 1998 as compared to the prior year.

  Although acquisitions were a key factor in the year to year growth, the sale of HVAC products on a same store basis increased by 15.4% for the year ended February 28, 1998 as compared to the prior year. Increased sales in the Company's ThermalzoneTM private label equipment line contributed significantly to the increase. Sales of refrigeration equipment, parts, and supplies increased 2.6% on a daily same store basis for the year ended February 28, 1998 as compared to the prior year.

  Gross profit increased 23.7% to $115.3 million for the year ended February 28, 1998 from $93.2 million in the prior year. Increased sales volume was the primary reason for the increase in gross profit. The gross profit percentage decreased to 23.8% for the year ended February 28, 1998 as compared to 24.6% for the prior year. During the year, the Company increased the volume of its lower margin ThermalzoneTM product lines at a substantially faster rate than its higher margin refrigeration products. In addition, as a result of the unseasonably mild weather in the second quarter of the current fiscal year, many smaller distributors lowered prices to reduce their inventory levels; in these markets, the Company implemented competitive pricing strategies.

  Warehousing, selling, and administrative expenses for the year ended February 28, 1998 increased 22.0% to $99.1 million from $81.2 million in the prior year. A significant portion of the increase over the prior year can be attributed to the normal operating expenses of the acquired branches. In addition, the Company has added to its sales force to focus on sales at the local and national account level. Warehousing, selling, and administrative expenses as a percentage of net sales decreased to 20.5% for the year ended February 28, 1998 from 21.5% in the prior year. For the year, the growth in sales volume outpaced the related increase in incremental warehousing, selling, and administrative expenses.

  Interest expense during the year ended February 28, 1998 decreased to $2.0 million from $3.9 million in the previous year. The Company's average borrowings under the Working Capital Facility (as defined below) decreased by $814,000 in the year ended February 28, 1998. During fiscal year 1997, the Company reduced the interest rate it pays on its borrowings by refinancing its Credit Facilities (as defined below) and adding an accounts receivable program (the "Securitization Program"). In addition, $43.9 million of the proceeds from the initial public offering ("IPO"), which is further explained below, were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company and $32.8 million of the outstanding balance of the Company's Working Capital Facility. The Securitization Program was recorded as a sale of assets; therefore, approximately $37.4 million of accounts receivable and debt are not reflected on the Company's balance sheet at February 28, 1998. The discount on the sale of accounts receivable of $3.0 and $1.4 million for the years ended February 28, 1998 and February 28, 1997, respectively, was recorded as other expense on the consolidated statements of income. The average rate of interest on all debt, including the Securitization Program, for the year ended February 28, 1998 was 7.3% as compared to 8.5% for the previous year.

  The Company's effective tax rate was lower than the statutory rate in the years ended February 28, 1998 and 1997 as a result of the reduction of the deferred income tax asset valuation allowance due to management's belief that recognition of the related deferred income tax assets was more likely than not. The reduction in the valuation allowance for the years ended February 28, 1998 and 1997 was $671,000 and $7.3 million, respectively.

 Year ended February 28, 1997 Compared to Year Ended February 29, 1996

  Net sales during the year ended February 28, 1997 increased 13.2% to $378.7 million from $334.5 million during the previous year. Excluding the effect of acquisitions, net sales in the year ended February 28, 1997 increased 8.1% to $361.7 million from $334.5 million during the previous year. All product lines shared in the sales increase.

  Gross profit during the year ended February 28, 1997 increased 17.6% to $93.2 million from $79.2 million during the previous year. Excluding the effect of acquisitions, gross profit in the year ended February 28, 1997 increased 12.1% from the previous year. The gross profit percentage increased to 24.6% during the year ended February 28, 1997 as compared to 23.7% during the previous year. The increase resulted from a combination of the aforementioned sales increase, a shift in sales from lower margin lines to higher margin lines, less discounting to customers at the point-of-sale and improved terms from suppliers.

  Warehousing, selling and administrative expenses during the year ended February 28, 1997 increased 17.0% to $81.2 million from $69.4 million in the previous year. Excluding the effect of acquisitions, warehousing, selling and administrative expenses in the year ended February 28, 1997 increased 11.8% from the previous year. Excluding the effect of acquisitions, warehousing, selling and administrative expenses for the year ended February 28, 1997 increased 8.7% from the previous year. This increase was primarily due to distribution and selling costs related to increased sales. Salaries and wages also increased as the Company added to its sales force. Excluding the effect of acquisitions, the Company employed, on average, 53 additional associates in 1997 versus 1996.

  In 1997, a non-recurring charge of $2.2 million was recorded for a one-time executive cash bonus. In 1996, the Company recorded a charge of $1.2 million for severance related to the replacement of the former Chief Executive Officer of the Company.

  Operating income during the year ended February 28, 1997 increased 12.2% to $11.0 million from $9.8 million during the previous year. Excluding the effect of acquisitions and the non-recurring charges discussed above, operating income in the year ended February 28, 1997 increased 21.1% from the previous year. This increase was primarily due to increased sales volume at higher gross profit percentages.

  Interest expense during the year ended February 28, 1997 decreased to $3.9 million as compared to $4.7 million for the previous year. The Company successfully completed a refinancing of its Credit Facilities, including the addition of the Securitization Program, in April 1996, lowering the rate of interest that it pays on its debt. The Securitization Program was recorded as a sale of assets; therefore, approximately $30.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at February 28, 1997. The discount on the sale of accounts receivable of $1.4 million for the year ended February 28, 1997 was recorded as other expense on the consolidated statement of income. The Company also refinanced its subordinated debt in early fiscal 1996, achieving lower rates of interest in the process. The average rate of interest on all debt, including the Securitization Program, for the year ended February 28, 1997 was 8.5% as compared to 10.7% for the previous year.

  The Company recorded a benefit for income taxes for the year ended February 28, 1997 of $5.6 million compared to a benefit of $1.4 million during the previous year. The Company recorded a $6.5 million deferred income tax asset in 1997 in addition to the $1.8 million deferred income tax asset recorded in 1996 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Realization of the deferred income tax assets was determined to be "more likely than not." The "more likely than not" determination was based on (i) improved operating performance of the Company in fiscal 1997 and projected continued improvements in the future as a result of efforts of the new senior management team; (ii) the acquisition of Sid Harvey and other entities which are expected to add to gross margins without a proportionate increase in warehousing, selling and administrative expenses and
(iii) other ongoing revenue enhancement and cost reduction programs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities. For the year ended February 28, 1998, the cash provided by operating activities was $3.8 million compared to cash from operating activities of $35.3 million for the year ended February 28, 1997. In early 1996, the Company sold a substantial portion of its accounts receivable under the Securitization Program, which increased cash flows from operating activities in the prior year. Net cash used in investing activities was $50.0 million and $28.6 million for the years February 28, 1998 and 1997, respectively. During the year ended February 28, 1998, the Company completed seven acquisitions for an aggregate cash price of $44.6 million as compared to $26.6 million for two acquisitions in the prior year. Net cash provided by financing activities was $46.2 million for the year ended February 28, 1998, while such activities used $6.7 million in the prior year.

  On June 4, 1997, the Company completed its IPO. A total of 4,115,441 shares of Class A Common Stock were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.1 million which were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $32.8 million of the outstanding balance of the Company's Working Capital Facility, and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

  The Company's working capital increased to $68.8 million at February 28, 1998 from $34.1 million at February 28, 1997.

  At February 28, 1998, the Company had senior borrowings of $79.5 million under its $107.5 million Credit Facilities, of which $12.8 million was unused and available. The Company's senior indebtedness consists of $42.1 million under the Working Capital Facility and $37.4 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at February 28, 1998 was 7.0%. This rate fluctuates with the commercial paper and LIBOR rates. The Credit Facilities expire in November 2001 and have no principal payment requirements prior to that date. The Company repaid a portion of the Working Capital Facility with the net proceeds of the IPO.

  On March 10, 1998, the Working Capital Facility Credit Agreement (the "Credit Agreement") was amended and restated. The Credit Agreement provides a facility commitment of $80.0 million, which includes a $40.0 million Revolving Credit Loan (the "Revolver"), a $10.0 million swing-line facility (the "Swingline") and two $15.0 million term loans ("Tranche A" and "Tranche B"). The Credit Agreement will expire on March 10, 2003. The Tranche A term loan matures on March 10, 2003 and the Tranche B term loan matures on March 10, 2005.

  The Credit Agreement contains affirmative covenants and financial covenants, including compliance with specific levels of net worth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt leverage ratio, total debt leverage ratio, and fixed charge coverage ratio. The Credit Agreement also includes various limitations on indebtedness, liens, fundamental changes, dividends, and investments. Management believes that Company is in compliance with all such covenants at February 28, 1998.

  On April 7, 1998, the Securitization Program was amended to increase the facility commitment to $60 million. The Financial Covenants were revised to be identical to the covenants of the amended and restated Credit Agreement.

  The combined $140.0 million Credit Facilities bear interest based on the Eurodollar rate plus a margin. The margin on the Securitization Program ranges from 0.75% to 1.25%, depending upon the Company's interest coverage ratio as defined in the Credit Agreement. The margin on the Securitization Program is currently 1.00%. The margin on the Revolver, the Swingline, and the Tranche A term loan ranges from 1.50% to 2.50%, also based on the Company's interest coverage ratio. The margin on these facilities is currently 1.75%. The
Tranche B term loan margin ranges from 2.00% to 3.00%, also based on the Company's interest coverage ratio. The margin on the Tranche B term loan is currently 2.25%. The rates may adjust quarterly, beginning not later than February 1, 1999.

  The Company's capital expenditures, excluding acquisitions, for the year ended February 28, 1998, were $5.5 million as compared to $2.1 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software. Capital expenditures for fiscal year 1999 are expected to total approximately $7.5 million. Approximately $4.3 million of the expenditures are for the Company's continued investment in supply chain software.

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

INFLATION

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the sales or operating results of the Company. However, inflation in the future could effect the Company's operating costs. Price changes from suppliers have historically been consistent with inflation and have had little impact on the Company's profitability. The Company has been able to pass supplier price increases on to its customers or, in a case where the Company meets resistance from its customers on a price increase, the Company has been successful in working with its suppliers to reduce acquisition costs in order to maintain a reasonable margin on its sales.

YEAR 2000

  The Company utilizes computer systems and software that are affected by the Year 2000 issue. Many computer programs were originally designed to utilize two digits instead of four to define the applicable year. As a result, a computer program might recognize a date using "00" as the year 1900 rather than 2000 which could cause system failures or miscalculations.

  The Company is currently replacing and upgrading its supply chain and financial management systems and software. In addition to being Year 2000 compliant, the systems will also improve the Company's ability to respond to the needs of its customers. The Company intends to resolve all Year 2000 issues on mission critical systems by December 1998. By mid 1999, the Company should have Year 2000 compliance testing completed for its other affected business systems.

  In addition to reviewing all internal software for Year 2000 compliance, the Company is contacting suppliers, customers, and other business contacts. After this step is completed, the Company will be able to better assess its own vulnerability to the failure of third parties to properly address the Year 2000 issue.

  The Company does not expect the cost of Year 2000 compliance to be material to its financial statements. However, if the Company, its vendors, or its customers do not timely resolve their significant Year 2000 issues, it could have a material adverse effect on the Company. Therefore, the Company is committed to devoting sufficient resources to ensure that all Year 2000 issues are resolved in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Pameco Corporation

  We have audited the accompanying consolidated balance sheets of Pameco Corporation as of February 28, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Pameco Corporation at February 28, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP
Atlanta, Georgia
April 30, 1998

                               PAMECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FEBRUARY 28, FEBRUARY 28,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $    142     $    145
  Accounts receivable, less allowance of $3,992 in
   1998 and $2,535 in 1997...........................     35,266       17,811
  Inventories........................................    123,041      107,477
  Prepaid expenses and other current assets..........      1,554          932
                                                        --------     --------
    Total current assets.............................    160,003      126,365
Property and equipment, net..........................     11,603        5,647
Excess of cost over acquired net assets, net.........     25,613        8,411
Other assets.........................................        806          693
Deferred income tax assets...........................     12,787        8,253
                                                        --------     --------
    Total assets.....................................   $210,812     $149,369
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 60,323     $ 57,024
  Accrued compensation and withholdings..............      5,115        7,438
  Other accrued liabilities and expenses.............     18,056       13,279
  Note payable.......................................      7,700          --
  Notes payable to affiliate.........................        --        14,100
  Current portion of capital lease obligations and
   other debt........................................         56          375
                                                        --------     --------
    Total current liabilities........................     91,250       92,216
Long-term liabilities:
  Debt...............................................     42,072       29,800
  Note payable to affiliates.........................        --         4,500
  Capital lease obligations..........................        148           79
  Warranty reserves and other........................      3,691        1,920
                                                        --------     --------
    Total long-term liabilities......................     45,911       36,299
Excess of acquired net assets over cost, net.........      4,999        6,223
Shareholders' equity:
  Common stock, $.01 par value--6,358 shares issued
   and outstanding in 1997...........................        --            64
  Class A common stock, $.01 par value--authorized
   40,000 shares; 4,665 shares issued and outstanding
   in 1998...........................................         47          --
  Class B common stock, $.01 par value--authorized
   20,000 shares; 4,046 shares issued and outstanding
   in 1998...........................................         41          --
  Capital in excess of par value.....................     37,092        1,841
  Retained earnings..................................     32,072       23,226
                                                        --------     --------
                                                          69,252       25,131
  Note receivable from shareholder...................       (600)         --
  Treasury stock at cost 1,250 shares in 1997........        --       (10,500)
                                                        --------     --------
    Total shareholders' equity.......................     68,652       14,631
                                                        --------     --------
    Total liabilities and shareholders' equity.......   $210,812     $149,369
                                                        ========     ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Net sales...............................   $484,010     $378,658     $334,537
Costs and expenses:
  Cost of products sold.................    368,685      285,439      255,301
  Warehousing, selling, and
   administrative expenses..............     99,096       81,250       69,405
  Severance.............................        --           --         1,230
  Executive cash bonus..................        --         2,173          --
  Amortization of excess of acquired net
   assets over cost.....................     (1,224)      (1,224)      (1,224)
                                           --------     --------     --------
                                            466,557      367,638      324,712
                                           --------     --------     --------
Operating earnings......................     17,453       11,020        9,825
Other expense:
  Interest expense, net.................     (1,980)      (3,923)      (4,732)
  Discount on sale of accounts
   receivable and other expense.........     (3,086)      (1,533)        (482)
                                           --------     --------     --------
Income before income taxes..............     12,387        5,564        4,611
Provision (benefit) for income taxes....      3,541       (5,592)      (1,403)
                                           --------     --------     --------
Net income..............................      8,846       11,156        6,014
Redeemable preferred stock dividends....        --           424          520
                                           --------     --------     --------
Net income applicable to common
 shareholders...........................   $  8,846     $ 10,732     $  5,494
                                           ========     ========     ========
Basic earnings per share................   $   1.14     $   1.82     $   0.88
                                           ========     ========     ========
Basic weighted average shares
 outstanding............................      7,779        5,910        6,250
                                           ========     ========     ========
Diluted earnings per share..............   $   1.08     $   1.71     $   0.83
                                           ========     ========     ========
Diluted weighted average shares
 outstanding............................      8,183        6,261        6,601
                                           ========     ========     ========



                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  CLASS   CLASS
                                    A       B           CAPITAL IN
                          COMMON  COMMON  COMMON        EXCESS OF     NOTE    TREASURY  RETAINED
                          STOCK   STOCK   STOCK  AMOUNT PAR VALUE  RECEIVABLE  STOCK    EARNINGS  TOTAL
                          ------  ------  ------ ------ ---------- ---------- --------  -------- --------
Balances at February 28,
 1995...................   6,250    --      --    $ 63   $    937    $ --     $   --    $ 7,000  $  8,000
Net income..............     --     --      --      --        --       --         --      5,494     5,494
                          ------  -----   -----   ----   --------    -----    -------   -------  --------
Balances at February 29,
 1996...................   6,250    --      --      63        937      --         --     12,494    13,494
Purchase of 1,250 shares
 of treasury stock......  (1,250)   --      --      --        --       --     (10,500)      --    (10,500)
Sale of 108 shares of
 common stock...........     108    --      --       1        904      --         --        --        905
Net income..............     --     --      --      --        --       --         --     10,732    10,732
                          ------  -----   -----   ----   --------    -----    -------   -------  --------
Balances at February 28,
 1997...................   5,108    --      --      64      1,841      --     (10,500)   23,226    14,631
Conversion of Common
 Stock to Class A Common
 Stock..................  (1,125) 1,125     --      --        --       --         --        --        --
Conversion of Common
 Stock to Class B Common
 Stock..................  (3,983)   --    3,983     --        --       --         --        --        --
Issuance of common
 stock, net of offering
 expenses...............     --   3,536     --      35     45,098      --         --        --     45,133
Purchase of treasury
 stock..................     --    (207)    --      --        --       --      (1,207)      --     (1,207)
Retirement of treasury
 stock..................     --     --      --     (13)   (11,694)     --      11,707       --        --
Note receivable from
 shareholder............     --      63     --      --        600     (600)       --        --        --
Proceeds from exercise
 of common stock
 warrants...............     --     --       63      1        524      --         --        --        525
Proceeds from exercise
 of stock options.......     --     148     --       1        723      --         --        --        724
Net income..............     --     --      --      --        --       --         --      8,846     8,846
                          ------  -----   -----   ----   --------    -----    -------   -------  --------
Balances at February 28,
 1998...................     --   4,665   4,046   $ 88   $ 37,092    $(600)   $   --    $32,072  $ 68,652
                          ======  =====   =====   ====   ========    =====    =======   =======  ========


                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                          FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                              1998         1997         1996
                                          ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................   $   8,846    $  10,732    $   5,494
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Amortization of excess of acquired net
   assets over cost.....................      (1,224)      (1,224)      (1,224)
  Amortization of excess of cost over
   acquired net assets..................         441          318          --
  Depreciation..........................       1,596        1,107          994
  Loss on sale of property and
   equipment............................          66            2          332
  Deferred income taxes.................        (904)      (6,500)      (1,753)
  Changes in operating assets and
   liabilities net of assets acquired
   and liabilities assumed:
    Accounts receivable.................      (2,309)      23,380       (3,271)
    Inventories, prepaid expenses and
     other assets.......................      10,467      (16,294)      11,211
    Accounts payable and accrued
     liabilities........................     (13,186)      23,806       (7,283)
                                           ---------    ---------    ---------
Net cash provided by operating
 activities.............................       3,793       35,327        4,500
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.....      (5,546)      (2,128)      (1,398)
Proceeds from sales of property and
 equipment..............................         126           82          182
Business acquisitions, net of cash
 acquired...............................     (44,580)     (26,560)         --
                                           ---------    ---------    ---------
Net cash used in investing activities...     (50,000)     (28,606)      (1,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility..     562,426      430,405      342,729
Repayments on working capital facility..    (550,072)    (434,045)    (339,490)
(Repayments) issuance on notes to
 affiliate..............................     (18,600)      11,100          --
Borrowings on note payable..............       7,700          --           --
Repayment on subordinated notes.........         --           --        (6,000)
Payments on capital lease obligations
 and other debt.........................        (425)        (556)        (528)
Redemption of preferred stock...........         --        (4,000)         --
Issuance of common stock, net of
 offering expenses......................      45,133          905          --
Repurchase of treasury stock............      (1,207)     (10,500)         --
Proceeds from exercise of stock options
 and warrants...........................       1,249          --           --
                                           ---------    ---------    ---------
Net cash provided by (used in) financing
 activities.............................      46,204       (6,691)     (3,289)
                                           ---------    ---------    ---------
Net (decrease) increase in cash and cash
 equivalents............................          (3)          30          (5)
Cash and cash equivalents at beginning
 of year................................         145          115          120
                                           ---------    ---------    ---------
Cash and cash equivalents at end of
 year...................................   $     142    $     145    $     115
                                           =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITIES
Acquisition of equipment under capital
 lease obligations......................   $     --     $     --     $     255
                                           =========    =========    =========
Issuance of common stock in exchange for
 note receivable........................   $     600    $     --     $     --
                                           =========    =========    =========

                See notes to consolidated financial statements.

                              PAMECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

 Principles of Consolidation

  The consolidated financial statements include the accounts of Pameco Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Description of Business

  The Company is a nationwide wholesale distributor of heating, ventilation and air conditioning ("HVAC") and refrigeration equipment, with 337 branches located in 47 states and Guam as of February 28, 1998. The principal components of the Company's business are sales of heating, air conditioning, and refrigeration parts and equipment to the commercial and residential markets. The Company operates in one business segment.

  The Company's operating results vary significantly from quarter to quarter. Sales increase during the warmer months beginning in April and peak in the months of June, July, and August. For the year ended February 28, 1998, the Company's second fiscal quarter accounted for approximately 30% of its sales and 60% of its annual operating earnings.

  Sales of HVAC and refrigeration equipment and replacement components are also affected by weather patterns and seasonal equipment start-ups. Warmer than normal summer temperatures or colder than normal winter temperatures cause increased stress on cooling and heating equipment. Increased stress on equipment produces higher failure rates and therefore increased sales volume of replacement equipment. Start-up modes for inactive equipment also produce higher failure rates and an increase in replacement business on a seasonal basis. Management believes the Company's national branch coverage mitigates much of the risk associated with regional or local weather patterns.

 Initial Public Offering

  On June 4, 1997, the Company completed an initial public offering ("IPO") of its Class A Common Stock. A total of 4,115,441 shares were sold at $14 per share, including 536,797 shares sold pursuant to the underwriters overallotment option and 578,644 shares sold by certain selling shareholders. The Company did not receive any of the proceeds from the sale of shares of Class A Common Stock by the selling shareholders. The net proceeds to the Company were approximately $45.1 million and were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company, to repay approximately $32.8 million of the outstanding balance of the Company's $100.0 million revolving credit line (the "Working Capital Facility"), and to repurchase 206,847 shares of Common Stock from certain shareholders, including members of the aforementioned investor group, for an aggregate purchase price of approximately $1.2 million.

  On June 3, 1997, Pameco Holdings Inc. ("PHI") and Pameco Corporation, both Delaware corporations, were merged with and into the Company, and in connection therewith the shareholders of PHI received 1.25 shares of the Company's Class A Common Stock or Class B Common Stock, as agreed upon among themselves, for each share of Class A Common Stock and Class B Common Stock of PHI held by them immediately prior to the merger. The Company's Class A Common Stock entitles its holder to one vote per share, whereas the Class B Common Stock entitles its holder to ten votes per share on most matters.

  Prior to the IPO, certain shareholders of the Company agreed to sell to the Company shares of Common Stock equal to the number of shares issued as certain stock options were exercised at a price equal to the exercise

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--(CONTINUED)

price of such stock options. The Company repurchased all of the 206,847 shares subject to this arrangement at the time of the IPO from such investors, and such shares have been retired. Upon exercise of these stock options, the Company issues its Class A Common Stock.

 Cash Equivalents

  For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Inventories

  Inventories consist of finished goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. During fiscal 1998, the Company purchased approximately $298 million of equipment for resale, of which approximately 56% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 80% of total purchases. To help ensure adequate future inventory supply sources, the Company maintains supply relationships with numerous other vendors.

  The Company maintained reserves for excess and idle inventory aggregating $4.2 million and $3.7 million as of February 28, 1998 and February 28, 1997, respectively.

 Property and Equipment

  Properties are recorded at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight line method over the estimated useful lives of the respective assets. The estimated useful lives for property and equipment range from three to ten years.

 Excess of Cost Over Acquired Net Assets

  Excess of cost over acquired net assets is a result of nine business acquisitions in fiscal 1998 and fiscal 1997. It is being amortized on a straight-line basis over 40 years. Accumulated amortization of the excess of cost over acquired net assets was approximately $451,000 and $70,000 at February 28, 1998 and February 28, 1997, respectively.

  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the excess of cost over acquired net assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the excess of cost over acquired net assets by determining whether the carrying value of such excess of cost over acquired net assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of the excess of cost over acquired net assets is not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

 Excess of Acquired Net Assets Over Cost

  Excess of the acquired net assets over cost, which is the result of the bargain purchase on the original purchase of the Company in March 1992, is being amortized on a straight-line basis over 10 years. Accumulated amortization of the excess of acquired net assets over cost was approximately $7.2 and $6.0 million at February 28, 1998 and February 28, 1997, respectively.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--(CONTINUED)

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences could be material to the financial statements.

 Credit Policy

  The Company performs periodic credit evaluations of its customers' financial condition and in some instances places liens on sales of equipment. Receivables are generally due within 30 days. Credit losses have been within management's expectations.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Recent Pronouncements

  In June 1997, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued. SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements.

 Earnings Per Share

  In 1997, Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued. SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share additionally assumes conversion of any dilutive common stock equivalents. SFAS 128 became effective beginning with the Company's fourth fiscal quarter of 1997 and requires restatement of all prior periods presented. Accordingly, all earnings per share data presented have been restated to conform with SFAS 128.

 Fair Value of Financial Instruments

  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximates their fair values. The fair values of the Company's debt approximates the reported amounts in the consolidated balance sheets as their respective interest rates approximate the market rates for similar debt instruments.

 Management Advisory Services

  The Company receives certain advisory services from Three Cities Research, Inc. Three Cities Research, Inc. is the investment advisor for certain investors who owned 46.5% and 76% of the stock of the Company at

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS--(CONTINUED)

February 28, 1998 and February 28, 1997, respectively. Three Cities Research, Inc. is paid an annual fee of $50,000 for advisory services and is reimbursed for expenses.

 Reclassifications

  Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

2. ACQUISITIONS

  All acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statement of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1998 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of the businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years.

 Fiscal year ended February 28, 1998:

  In March 1997, the Company purchased the HVAC operations and related assets of Bellows-Evans, Inc., a distributor of HVAC equipment in Birmingham, Alabama, a new market for the Company. The acquired business had revenues in excess of $3.0 million for the year ended May 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

  In April 1997, the Company purchased the HVAC operations and related assets of Trigg Supply, Inc., a distributor of HVAC products in Ft. Worth, Texas. The acquired business had revenues of approximately $2.0 million for the year ended December 31, 1996 and derived all of its revenues from the sale of HVAC products.

  In July 1997, the Company purchased the HVAC operations and related assets of Heating Cooling Distributors, Inc., a distributor of HVAC equipment in Indianapolis, Indiana, a new market for the Company. The acquired business had revenues in excess of $2.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

  In August 1997, the Company purchased the HVAC operations and related assets of Saez Refrigeration, Inc., and Saez Refrigeration of Hialeah, Inc. ("Saez"), a distributor of HVAC equipment in Miami, Florida. The acquired businesses had revenues in excess of $13.0 million for the year ended December 31, 1996 and derived substantially all of their revenues from the sale of HVAC products.

  In August 1997, the Company purchased the HVAC operations and related assets of Superior Supply Company ("Superior"), a distributor of HVAC equipment in the Midwest. Of the 13 locations, ten were in new markets for the Company. The acquired business had revenues in excess of $20.0 million for the year ended January 31, 1997 and derived substantially all of its revenues from the sale of HVAC and refrigeration products.

  In September 1997, the Company purchased the HVAC operations and related assets of General Heating and Cooling Company ("General"), a distributor of HVAC equipment in the Midwest. Two of the 11 locations acquired are in the top 100 Standard Metropolitan Statistical Areas ("SMSA"). The acquired business had revenues in excess of $25.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


2. ACQUISITIONS--(CONTINUED)

  In December 1997, the Company purchased the refrigeration operations and related assets of Williams Refrigeration, Inc. ("Williams"), a distributor of refrigeration equipment in the East. Eight of the 26 locations acquired are in the top 100 SMSAs. The acquired business has annual revenues of approximately $30.0 million from the sale of refrigeration products.

 Fiscal year ended February 28, 1997:

  In May 1996, the Company acquired Chase Supply Company ("Chase"), a six-branch wholesale distributor of refrigeration and HVAC equipment and supplies in the greater Chicago area.

  In November 1996, the Company acquired certain assets of Sid Harvey Industries ("Sid Harvey"). The Sid Harvey acquisition consisted of 52 branches which sell refrigeration and HVAC equipment and supplies throughout the southeastern United States.

 Proforma Data:

  The following table summarizes unaudited pro forma financial information of the Company as if the fiscal year 1998 and 1997 acquisitions of Saez, Superior, General, Williams, Sid Harvey, and Chase had occurred as of March 1, 1996. Pro forma results have not been presented for those acquisitions which were not significant during the years presented. These unaudited pro forma results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisitions had occurred on March 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods.

  The adjustments to the historical data reflect the following: (i) general and administrative costs reflecting the elimination of costs the Company estimates it would not have incurred over the applicable time period;
(ii) interest expense assuming the Company financed the acquisitions at a rate of 7.0%; (iii) amortization of the excess of cost over acquired net assets;
(iv) income taxes on the earnings of the acquirees adjusted to reflect the Company's effective tax rate; and (v) the income tax effect of such pro forma adjustments. The pro forma adjustments for the acquisitions are based upon the available information and certain assumptions that management believes are reasonable.

                                                             YEAR ENDED
                                                      -------------------------
                                                      FEBRUARY 28, FEBRUARY 28,
                                                          1998         1997
                                                      ------------ ------------
                                                           (IN THOUSANDS)
   Net sales.........................................   $541,767     $545,561
                                                        ========     ========
   Net income applicable to common shareholders......   $  8,961     $ 10,770
                                                        ========     ========
   Basic earnings per share..........................   $   1.15     $   1.82
                                                        ========     ========
   Diluted earnings per share........................   $   1.10     $   1.72
                                                        ========     ========

 Subsequent Event:

  In March 1998, the Company purchased the HVAC operations and related assets of Keller Supply, a distributor of HVAC equipment in Huntsville, Alabama, a new market for the Company. The acquired business had revenues in excess of $2.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


3. PROPERTY AND EQUIPMENT

  The components of property and equipment are as follows:

                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Buildings and leasehold improvements...............   $   962      $   874
   Machinery and equipment............................     2,237        1,889
   Furniture, office, and computer equipment..........    12,720        5,673
                                                         -------      -------
                                                          15,919        8,436
   Accumulated depreciation...........................   (4,316)       (2,789)
                                                         -------      -------
                                                         $11,603      $ 5,647
                                                         =======      =======

4. DEBT

  The components of debt are as follows:

                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Working capital facility...........................   $42,072      $ 29,790
   Notes payable to affiliates .......................       --         18,600
   Note payable.......................................     7,700           --
   Capital lease obligations and other debt...........       204           464
                                                         -------      --------
                                                          49,976        48,854
   Less current portion of debt.......................    (7,756)      (14,475)
                                                         -------      --------
                                                         $42,220      $ 34,379
                                                         =======      ========

  The Company has an asset securitization lending arrangement (the "Securitization Program") with General Electric Capital Corporation ("GE Capital"), Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The revised capital commitment for the loan was $50 million and the borrowing rate was previously based on the Redwood Receivables Commercial Paper Rate plus 1.5%. At February 28, 1998 this rate was 6.6%. The Securitization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose wholly-owned subsidiary that sells the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. At February 28, 1998 and February 28, 1997, respectively, $37.4 million and $30.5 million of accounts receivable had been sold under the Securitization Program, and the sales have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The discount on the sale of accounts receivable was $3.0 million and $1.4 million for the years ended February 28, 1998 and February 28, 1997, respectively. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company has not accrued a liability at February 28, 1998 and February 28, 1997 for such servicing as the Company believes such cost is not significant.

  On April 7, 1998, the Securitization Program was amended to increase the facility commitment to $60 million. The financial covenants were revised to be identical to the covenants of the amended and restated Credit Agreement discussed below.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


4. DEBT--(CONTINUED)

  The Company has a collateral-based revolving line of credit (the "Working Capital Facility") for borrowings of up to $57.5 million, which is due November 21, 2001. Interest was previously computed using the 30-day LIBOR rate plus a margin, with an option for the Company to fix up to five tranches of debt using the 60-day LIBOR or 90-day LIBOR rate plus a margin. At February 28, 1998, this rate was 7.38%.

  On March 10, 1998, the Working Capital Facility Credit Agreement (the "Credit Agreement") was amended and restated. The Credit Agreement provides a facility commitment of $80.0 million, which includes a $40.0 million Revolving Credit Loan (the "Revolver"), a $10.0 million swing-line facility (the "Swingline") and two $15.0 million term loans ("Tranche A" and "Tranche B"). The Credit Agreement will expire on March 10, 2003. The Tranche A term loan matures on March 10, 2003 and the Tranche B term loan matures on March 10, 2005.

  The amended Credit Agreement and Securitization Program bear interest based on the Eurodollar rate plus a margin. The margin on the Securitization Program ranges from 0.75% to 1.25%, depending upon the Company's interest coverage ratio as defined in the Credit Agreement. The margin on the Securitization Program was 1.00% at March 10, 1998. The margin on the Revolver, the Swingline, and the Tranche A term loan ranges from 1.50% to 2.50%, also based on the Company's interest coverage ratio. The margin on these facilities was 1.75% at March 10, 1998. The Tranche B term loan margin ranges from 2.00% to 3.00%, based on the Company's interest coverage ratio. The margin on the Tranche B term loan was 2.25% at March 10, 1998. The rates may be adjusted quarterly, beginning not later than February 1, 1999.

  Notes to affiliates of $4.5 million were repaid with the proceeds from the IPO.

  The Company borrowed $15.0 million from Terfin International, Ltd. ("Terfin"), an affiliate of a shareholder of the Company, and in exchange issued a promissory note (the "Note"). The Note paid interest at a rate of 12.5% per annum and was subordinate to the indebtedness under the Securitization Program and the Working Capital Facility. On January 13, 1997, the Company repaid $900,000 of principal on the Note with the proceeds from sales of common stock to certain members of the Board of Directors. The Company repaid the balance of the $14.1 million Note with the proceeds from the IPO. The Note included the issuance of detachable stock purchase warrants to purchase 62,500 shares of the Company's common stock at $8.40 per share. The warrants were exercised by Terfin on June 11, 1997.

  In September 1997, the Company issued a $7.7 million promissory note in connection with an acquisition. On March 2, 1998, that amount was repaid.

  Subsequent to the amendments discussed above, aggregate maturities and other required reductions of debt for the next five fiscal years are: 1999--$9.4 million; 2000--$2.2 million; 2001--$2.9 million; 2002--$3.9 million; 2003--
$4.2 million and $27.4 million thereafter.

  The Credit Agreement contains affirmative covenants and financial covenants, including compliance with specific levels of net worth, earnings before interest, taxes, depreciation and amortization ("EBITDA"), senior debt leverage ratio, total debt leverage ratio, and fixed charge coverage ratio. The Credit Agreement includes various limitations on indebtedness, liens, fundamental changes, dividends and investments. Management believes that the Company is in compliance with all such covenants at February 28, 1998.

  Interest paid was $1.9 million, $3.0 million, and $4.8 million for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998

5. PREFERRED STOCK

  On November 14, 1996, the Company redeemed all outstanding shares of its Preferred Stock for $4.0 million. Accrued dividends of $424,000 were paid during the year ended February 28, 1997.

6. STOCK-BASED COMPENSATION

  The Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (the "Plan") that became effective on January 1, 1998. The purpose of the Plan is to provide an opportunity for employees to purchase shares of the Class A Common Stock, par value $.01 per share, of the Company through payroll deductions. A total of 500,000 shares of Common Stock, including a maximum of 100,000 shares in any calendar year, are available for purchase under the Plan. No shares were issued in fiscal 1998.

  The Company's Employee Stock Option Plan provides that 750,000 stock options may be granted to key employees, including officers and directors, to purchase common stock at fair market value. The stock options typically vest one-third at the date of grant with the remainder vesting incrementally over a two-year period and expire five years from the date granted. Additionally, the Company has a stock option plan which provides for the granting of 62,500 stock options to outside directors and a separate issuance of 515,625 stock options to the Company's CEO.

  The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the approximate fair value of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method of SFAS 123. The fair value of stock options granted during the years ended February 28, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              YEAR ENDED
                                                       -------------------------
                                                       FEBRUARY 28, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
   Expected life in years.............................     2-5          2-6
   Risk free interest rate............................  5.525-6.5%   5.525-6.5%
   Expected volatility................................    55.1%         1.0%
   Dividend yield.....................................      0%           0%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


6. STOCK-BASED COMPENSATION--(CONTINUED)

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                            YEAR ENDED
                                                     -------------------------
                                                     FEBRUARY 28, FEBRUARY 28,
                                                         1998         1997
                                                     ------------ ------------
   Pro forma net income.............................    $8,055      $10,314
                                                        ======      =======
   Pro forma net income applicable to common
    shareholders....................................    $8,055      $ 9,890
                                                        ======      =======
   Pro forma basic earnings per share applicable to
    common shareholders.............................    $ 1.04      $  1.67
                                                        ======      =======
   Pro forma diluted earnings per share applicable
    to common shareholders..........................    $ 0.98      $  1.58
                                                        ======      =======

  Because SFAS 123 is applicable only to options granted subsequent to February 28, 1995, its pro forma effect will not be fully reflected until future years.

  A summary of the status of the Company's stock option activity, and related information for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, is as follows:

                          FEBRUARY 28, 1998  FEBRUARY 28, 1997    FEBRUARY 29, 1996
                          ------------------ -------------------- --------------------
                                    WEIGHTED            WEIGHTED             WEIGHTED
                           NUMBER   AVERAGE   NUMBER     AVERAGE   NUMBER     AVERAGE
                             OF     EXERCISE    OF      EXERCISE     OF      EXERCISE
                           SHARES    PRICE    SHARES      PRICE    SHARES      PRICE
                          --------  -------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................   966,312   $5.61     349,125   $  3.44    300,250   $  2.39
  Granted...............    49,750   17.68     634,063      6.75     87,125      6.40
  Exercised.............  (334,401)   3.70     ( 4,083)     1.67    (30,417)     1.09
  Canceled..............    (7,048)   7.71     (12,793)     4.03     (7,833)     5.19
                          --------           ---------            ---------
Outstanding at end of
 year...................   674,613    7.40     966,312      5.61    349,125      3.44
                          ========           =========            =========
Exercisable at end of
 year...................   624,885             473,693              265,133
                          ========           =========            =========
Options available for
 future grant...........   284,403             305,230               48,375
                          ========           =========            =========
Weighted average fair
 value of options
 granted during the
 year...................  $  17.68           $    6.75            $    6.40
                          ========           =========            =========

  The following table summarizes information about stock options outstanding at February 28, 1998:

                                   OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                          -------------------------------------- --------------------
                                             WEIGHTED
                                              AVERAGE   WEIGHTED   NUMBER    WEIGHTED
                               NUMBER        REMAINING  AVERAGE  EXERCISABLE AVERAGE
                             OUTSTANDING    CONTRACTUAL EXERCISE  FEBRUARY   EXERCISE
RANGE OF EXERCISE PRICES  FEBRUARY 28, 1998    LIFE      PRICE    28, 1998    PRICE
------------------------  ----------------- ----------- -------- ----------- --------
$4.80-6.40..............       546,843          3.7      $ 6.34    546,844    $ 6.34
 8.00-9.60..............        78,020          3.6        8.63     57,291      8.75
 17.13-17.75............        49,750          4.6       17.68     20,750     17.32
                               -------                             -------
                               674,613                             624,885
                               =======                             =======

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


7. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets at February 28, 1998 and February 28, 1997 are as follows:

                                                     FEBRUARY 28, FEBRUARY 28,
                                                         1998         1997
                                                     ------------ ------------
                                                          (IN THOUSANDS)
   Deferred income tax assets:
     Accounts receivable reserves...................   $ 2,120      $ 1,157
     Inventory reserves.............................     4,046        2,895
     Extended product warranties....................     1,844        1,183
     Other..........................................     4,991        1,933
     Alternative minimum tax credit.................       926        2,896
                                                       -------      -------
   Total deferred income tax assets.................    13,927       10,064
   Valuation allowance for deferred income tax
    assets..........................................    (1,140)      (1,811)
                                                       -------      -------
   Net deferred income tax assets...................   $12,787      $ 8,253
                                                       =======      =======

  The alternative minimum tax credit can be carried forward indefinitely to offset regular federal income taxes in future periods.

  The components of the provision (benefit) for income taxes for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                        FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
                                                    (IN THOUSANDS)
   Current:
     Federal income taxes..............    $2,920      $   584      $    70
     State, local, and foreign income
      and franchise taxes..............       380          324          280
                                           ------      -------      -------
   Deferred:                                3,300          908          350
     Federal and state income taxes....       241       (6,500)      (1,753)
                                           ------      -------      -------
                                           $3,541      $(5,592)     $(1,403)
                                           ======      =======      =======

  A reconciliation of the expected income tax expense at the statutory federal rate to the Company's effective income tax provision (benefit) for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 is as follows:

                                        FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
   Statutory expense...................    $4,212      $ 1,893      $ 1,568
   State expense net of federal
    benefit............................       327          203          192
   Change in valuation allowance.......      (671)      (7,299)      (2,735)
   Permanent differences...............      (327)        (375)        (381)
   Other, net..........................       --           (14)         (47)
                                           ------      -------      -------
                                           $3,541      $(5,592)     $(1,403)
                                           ======      =======      =======

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


7. INCOME TAXES--(CONTINUED)

  The Company's effective income tax rate is lower than the statutory rate for the years ended February 28, 1998, February 28, 1997, and February 29, 1996 as a result of the reductions of the deferred income tax asset valuation allowance due to management's belief that recognition of the related deferred income tax assets is more likely than not. The reductions in the deferred income tax asset valuation allowance for the years ended February 28, 1998, February 28, 1997, and February 29, 1996 were $1.8 million, $7.3 million, and $2.7 million, respectively.

  The Company paid approximately $3.0 million, $1.4 million and 542,000 of federal and state income taxes during the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

8. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases office and warehouse facilities and equipment under operating leases. Rental expense for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 approximated $13.0, $10.2 and $9.3 million, respectively. Future minimum lease commitments under these agreements as of February 28, 1998 are as follows: 1999--$13.4 million; 2000--$8.7 million; 2001--$6.4 million; 2002--$3.6 million; 2003--$1.8 million and $1.3 million thereafter.

 Legal Proceedings

  On November 18, 1996, United Refrigeration, Inc. ("United"), a competitor of the Company, filed suit against Pameco in the United States District Court for the Eastern District of Pennsylvania claiming that Pameco had tortiously interfered with United's alleged contract to purchase Sid Harvey's southeastern business operations (the "Southeastern Assets"). United asserts that beginning on or about August 23, 1996, it met with Sid Harvey and thereafter negotiated an agreement (allegedly finalized on or about October 24, 1996) to purchase the Southeastern Assets for approximately $24.0 million and that Pameco tortiously interfered with this alleged contract by offering "substantial inducements" to Sid Harvey and by itself purchasing the Southeastern Assets. In the alternative, United claims that, should the agreement be deemed unenforceable, Pameco tortiously interfered with United's prospective contractual relations with Sid Harvey. On February 18, 1997, United filed an amended complaint adding Sid Harvey as a defendant. In the amended complaint, United claims that Sid Harvey (i) breached its agreement to sell the Southeastern Assets to United; (ii) committed fraud in the inducement of that alleged contract; (iii) negligently misrepresented certain facts concerning the sale of the operations and Sid Harvey's intention to carry out the sale of those assets and (iv) was unjustly enriched by certain information obtained from United during the United-Sid Harvey negotiations.

  Although the amended complaint does not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimates to be $11.4 million, plus punitive damages. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets. At this time the Company is not able to determine the outcome of this lawsuit.

  Pameco and Sid Harvey have asserted a counterclaim against United seeking to recover the damages they have incurred in going forward with the transaction in reliance on representations that the President of United made to the President of Sid Harvey.

                              PAMECO CORPORATION

                               FEBRUARY 28, 1998


8. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  On July 5, 1996, three former employees filed suit against Pameco and a Company supervisor in the Superior Court of the State of California, County of Stanislaus, alleging various tortious acts and that the Company maintained a hostile work environment. The suit also asserts that in permitting the alleged harassment of the plaintiffs by its supervisor that Pameco violated the California Fair Employment Housing Act (FEHA) by failing to provide a harassment free work place. The plaintiffs had cumulatively sought $1.8 million in damages, including $1.5 million in punitive damages from Pameco. On December 17, 1997, the Company was granted a Motion for Summary Adjudication which dismissed, with prejudice, the plaintiffs' causes of action for violation of the California Fair Employment and Housing Act and for premises liability. The two remaining causes of action were settled through mediation for an immaterial amount on May 2, 1998.

  The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. The Company intends to vigorously defend all such claims and does not believe any such matters or the actions described above will have a material adverse affect on the Company's results of operations or financial condition.

9. EMPLOYEE BENEFIT PLAN

  The Company has a defined contribution plan which covers a majority of its employees. The plan provides for voluntary employee contributions. Employer contributions under plan provisions are discretionary. Pameco contributed $272,000, $97,000 and $104,000 to the plan for the years ended February 28,1998, February 28, 1997 and February 29, 1996, respectively.

  On February 28, 1997, Pameco declared and accrued a cash bonus to certain executives of approximately $2.2 million for prior services. Payment of such bonus will occur over a three-year period ending February 29, 2000.

10. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                          YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Numerator:
  Net income............................    $8,846      $11,156       $6,014
  Redeemable preferred stock dividends..       --          (424)        (520)
                                            ------      -------       ------
Net income applicable to common
 shareholders...........................    $8,846      $10,732       $5,494
                                            ======      =======       ======
Denominator:
  Basic weighted average shares
   outstanding..........................     7,779        5,910        6,250
  Effect of dilutive securities:
    Employee Stock Options..............       404          351          351
                                            ------      -------       ------
  Dilutive weighted-average shares
   outstanding..........................     8,183        6,261        6,601
                                            ======      =======       ======
Basic earnings per share................    $ 1.14      $  1.82       $ 0.88
                                            ======      =======       ======
Diluted earnings per share..............    $ 1.08      $  1.71       $ 0.83
                                            ======      =======       ======

  The computation of diluted weighted average shares for the fiscal year ended February 28, 1998 excludes 49,750 of stock options that are antidilutive based on the average market price for that period.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the unaudited quarterly results of operations for the years ended February 28, 1998 and February 28, 1997 (in thousands, except per share data):

                                             YEAR ENDED FEBRUARY 28, 1998
                                          ------------------------------------
                                           FIRST    SECOND   THIRD     FOURTH
                                          QUARTER  QUARTER  QUARTER   QUARTER
                                          -------- -------- --------  --------
Net sales................................ $113,735 $146,460 $117,197  $106,618
Gross profit............................. $ 26,611 $ 34,382 $ 27,574  $ 26,758
Net income............................... $  1,015 $  5,974 $  1,199  $    658
Basic earnings per share................. $   0.19 $   0.70 $   0.14  $   0.08
Basic weighted average shares
 outstanding.............................    5,229    8,528    8,697     8,706
Diluted earnings per share............... $   0.18 $   0.67 $   0.13  $   0.07
Diluted weighted average shares
 outstanding.............................    5,643    8,970    9,099     9,092
                                             YEAR ENDED FEBRUARY 28, 1997
                                          ------------------------------------
                                           FIRST    SECOND   THIRD     FOURTH
                                          QUARTER  QUARTER  QUARTER   QUARTER
                                          -------- -------- --------  --------
Net sales................................ $ 94,328 $118,126 $ 84,685  $ 81,519
Gross profit............................. $ 22,012 $ 29,427 $ 20,572  $ 21,208
Net income (loss)........................ $    924 $  5,814 $    (59) $  4,053
Basic earnings (loss) per share.......... $   0.15 $   0.93 $  (0.01) $   0.80
Basic weighted average shares
 outstanding.............................    6,250    6,250    6,030     5,093
Diluted earnings (loss) per share........ $   0.14 $   0.88 $  (0.01) $   0.74
Diluted weighted average shares
 outstanding.............................    6,601    6,601    6,381     5,444

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10 DIRECTORS AND OFFICERS OF THE REGISTRANT

  The information contained under the headings "Directors and Executive Officers" and "Section 16(c) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference.


ITEM 11 EXECUTIVE COMPENSATION

  The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Cumulative Total Return" be deemed incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the heading " Share Ownership of Management and Certain Beneficial Owners" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedule and Exhibits

  (1) Financial Statements included in Item 8:

    Consolidated Balance Sheets as of February 28, 1998 and 1997

    Consolidated Statements of Income for the years ended February 28, 1998, February 28, 1997 and February 29, 1996

    Consolidated Statements of Shareholders' Equity for the years ended February 28, 1998, February 28, 1997 and February 29, 1996

    Consolidated Statements of Cash Flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996

    Notes to Consolidated Financial Statements

    Report of Independent Auditors

  (2) Financial Statement Schedule:

    Schedule II. Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3) Exhibits:

        10.14B Amendment and Restated Credit Agreement dated March 10, 1998
               First Amendment to Amended and Restated Credit Agreement dated
        10.14C April 21, 1998
               Amendment Number Three to Securitization Agreement dated April
        10.19B 7, 1998
        23.1   Consent of Ernst & Young LLP

(b)Reports on Form 8-K:

  No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended February 28, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Pameco Corporation

                                                  /s/ Gerald V. Gurbacki
                                          by: ________________________________(
                                                   Gerald V. Gurbacki
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED , THIS 19TH DAY OF MAY, 1998.

      /s/ James R. Balkcom, Jr.           Chairman
-------------------------------------
        JAMES R. BALKCOM, JR.

        /s/ Richard A. Bearse             Director
-------------------------------------
          RICHARD A. BEARSE

       /s/ G. Thomas Braswell             Director
-------------------------------------
         G. THOMAS BRASWELL

        /s/ Michael H. Bulkin             Director
-------------------------------------
          MICHAEL H. BULKIN

           /s/ Earl Dolive                Director
-------------------------------------
             EARL DOLIVE

       /s/ Gerald V. Gurbacki             Chief Executive Officer
-------------------------------------
         GERALD V. GURBACKI

      /s/ Theodore R. Kallgren            Chief Financial Officer, Vice
-------------------------------------      President and Secretary
        THEODORE R. KALLGREN

        /s/ H. Whitney Wagner             Director
-------------------------------------
          H. WHITNEY WAGNER

         /s/ Thomas G. Weld               Director
-------------------------------------
           THOMAS G. WELD

                               PAMECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                    -------------------------
                         BALANCE AT CHARGED TO                            BALANCE
                         BEGINNING  COSTS AND    CHARGED TO               AT END
                          OF YEAR    EXPENSES  OTHER ACCOUNTS DEDUCTIONS  OF YEAR
                         ---------- ---------- -------------- ----------  -------
                                               (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS (A):
 Year ended February 28,
  1998..................   $2,535     $1,854       $  850(b)    $1,247(c) $3,992
 Year ended February 28,
  1997..................    1,878      1,065          --           408(c)  2,535
 Year ended February 29,
  1996..................    2,125        378          --           625(c)  1,878
INVENTORY RESERVES (A):
 Year ended February 28,
  1998..................   $4,192     $1,277       $1,297(d)    $1,987(e) $4,779
 Year ended February 28,
  1997..................    2,957        767        1,795(d)     1,327(e)  4,192
 Year ended February 29,
  1996..................    3,394      1,146          --         1,583(e)  2,957
VALUATION ALLOWANCE FOR
 DEFERRED INCOME TAX
 ASSETS (A):
 Year ended February 28,
  1998..................   $1,811     $  --        $  --        $  671(g) $1,140
 Year ended February 28,
  1997..................    8,556        --           554(f)     7,299(g)  1,811
 Year ended February 29,
  1996..................   11,079        --           --         2,523(g)  8,556

--------
(a) Deducted from the related asset account.
(b) Principally represents recoveries of amounts previously charged off and, at February 28, 1998, allowances for losses on trade accounts of acquired companies at the date of acquisition.
(c) Charge off of uncollectible accounts (net of recoveries).
(d) Inventory reserves of acquired companies at the date of acquisition.
(e) Adjustments relating to book to physical and other inventory adjustments.
(f) Valuation allowances for deferred income tax assets of acquired companies at the date of acquisition.
(g) Reduction in valuation allowance due to management belief that recognition of the related deferred income tax assets is more likely than not.