Form 10-Q
period 1998-05-31
PAMECO CORP
filed 1998-07-15
CIK 1036283

FORM 10-Q
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


(MARK ONE)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                                   OR
     (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______________ TO ___________

COMMISSION FILE NUMBER        001-12837

                        PAMECO CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

                  GEORGIA                    51-0287654
          ----------------------------    ----------------
          (State or other jurisdiction    (I.R.S. employer
              of incorporation or          identification
                 organization)                number)

                        1000 CENTER PLACE
                       NORCROSS, GA  30093
             ----------------------------------------
             (Address of principal executive offices)

                          (770)-798-0700
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days     Yes X     No__

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,716,512 shares and Class B Common Stock, $.01 par value, 4,046,346 shares, both as of June 30, 1998.
                        PAMECO CORPORATION

                              INDEX

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets-May 31, 1998
                 and February 28, 1998                                   3
                 Condensed Consolidated Statements of Income-Three
                 Months ended May 31, 1998 and 1997                      4
                 Condensed Consolidated Statements of Cash Flows-Three
                 Months ended May 31, 1998 and 1997                      5
                 Notes to Condensed Consolidated Financial Statements    6
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9
PART II. OTHER INFORMATION
         Item 1. Legal Proceedings                                       12
         Item 6. Exhibits and Reports on Form 8-K                        12
SIGNATURES

                                           PART I. FINANCIAL INFORMATION
                                                PAMECO CORPORATION

                                                PAMECO CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share amounts)

                                                                                           May 31,         February 28,
                                                                                            1998               1998
                                                                                         -----------       ------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                           $      152        $      142
    Accounts receivable, less allowance of $4,489 at May 31, 1998
     and $3,992 at February 28, 1998                                                        33,742            35,266
    Inventories                                                                            134,286           123,041
    Prepaid expenses and other current assets                                                2,316             1,554
                                                                                        ----------        ----------
        Total current assets                                                               170,496           160,003
Property and equipment, net                                                                 13,010            11,603
Excess of cost over acquired net assets, net                                                27,684            25,613
Other assets                                                                                   728               806
Deferred income tax assets                                                                  12,787            12,787
                                                                                        ----------        ----------
        Total assets                                                                    $  224,705        $  210,812
                                                                                        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $   71,481        $   60,323
    Accrued compensation and withholdings                                                    2,108             5,115
    Other accrued liabilities and expenses                                                  18,164            18,056
    Note payable                                                                              ----             7,700
    Current portion of capital lease obligations and other debt                                 31                56
                                                                                        ----------        ----------
        Total current liabilities                                                           91,784            91,250
Long-term liabilities:
    Debt                                                                                    53,421            42,072
    Capital lease obligations                                                                   29               148
    Warranty reserves and other                                                              4,003             3,691
                                                                                        ----------        ----------
        Total long-term liabilities                                                         57,453            45,911

Excess of acquired net assets over cost, net                                                 4,693             4,999
Shareholders' equity:
    Class A common stock, $.01 par value-authorized 40,000 shares;
       4,712 and 4,665 shares issued and outstanding at May 31, 1998
       and February 28, 1998, respectively                                                      47                47
    Class B common stock, $.01 par value-authorized 20,000 shares; 4,046 and 4,046 shares issued and outstanding at May 31, 1998 and
        February 28, 1998, respectively                                                         41                41
    Capital in excess of par value                                                          37,332            37,092
    Retained earnings                                                                       33,955            32,072
                                                                                        ----------        ----------
                                                                                            71,375            69,252
    Note receivable from shareholder                                                          (600)             (600)
        Total shareholders' equity                                                          70,775            68,652
                                                                                        ----------        ----------
        Total liabilities and shareholders' equity                                      $  224,705        $  210,812
                                                                                        ==========        ==========

        See notes to condensed consolidated financial statements.

                                                PAMECO CORPORATION

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)
                                                      (UNAUDITED)

                                                                                       Three Months Ended
                                                                                             May 31
                                                                                 ------------------------------
                                                                                     1998                1997
                                                                                 ----------          ----------
Net sales                                                                        $  145,194          $  113,735

Costs and expenses:
     Cost of products sold                                                          111,146              87,124
     Warehousing, selling, and administrative expenses                               29,519              23,434
     Amortization of excess of cost over acquired net assets                            204                  81
     Amortization of excess of acquired net assets over cost                           (306)               (306)
                                                                                 ----------          ----------
                                                                                    140,563             110,333
                                                                                 ----------          ----------
Operating earnings                                                                    4,631               3,402

Other expense:
     Interest expense, net                                                           (1,022)             (1,219)
     Discount on sale of accounts receivable and other expense                         (760)               (696)
                                                                                 ----------          ----------
Income before income taxes                                                            2,849               1,487
Provision for income taxes                                                              965                 472
                                                                                 ----------          ----------
Net income                                                                       $    1,884          $    1,015
                                                                                 ==========          ==========

Basic earnings per share                                                         $     0.22          $     0.19
                                                                                 ==========          ==========
Basic weighted average shares outstanding                                             8,740               5,229
                                                                                 ==========          ==========

Diluted earnings per share                                                       $     0.21          $     0.18
                                                                                 ==========          ==========
Diluted weighted average shares outstanding                                           9,120               5,643
                                                                                 ==========          ==========

See notes to condensed consolidated financial statements.

                                            PAMECO CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (UNAUDITED)

                                                                                       Three Months Ended
                                                                                              May 31
                                                                                   --------------------------
                                                                                      1998           1997
                                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $    1,884     $    1,015
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Amortization of excess of cost over acquired net assets                             204             81
      Amortization of excess of acquired net assets over cost                            (306)         (306)
      Depreciation                                                                        485            386
      (Gain) /Loss on sale of property and equipment                                      (40)           (1)
      Changes in operating assets and liabilities net of assets
      acquired and liabilities assumed:
         Accounts receivable                                                            4,423        (1,005)
         Inventories, prepaid expenses and other assets                                (5,034)       (5,267)
         Accounts payable and accrued liabilities                                      (1,029)       14,589
                                                                                   ----------     ---------
Net cash provided by operating activities                                                 587         9,492

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                            (1,718)         (675)
Proceeds from sale of property and equipment                                              123            28
Business acquisitions                                                                 (10,428)       (1,282)
                                                                                   ----------     ---------
Net cash used in investing activities                                                 (12,023)       (1,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility                                                167,397       116,773
Repayments on working capital facility                                               (186,164)     (117,282)
Borrowings (repayments) on term loan                                                   30,000        (7,500)
Payments on capital lease obligations and other debt                                      (26)         (145)
Exercise of stock options                                                                 239           592
                                                                                   ----------     ---------
Net cash provided by (used in) financing activities                                    11,446        (7,562)
                                                                                   ----------     ---------
Net increase in cash and cash equivalents                                                  10             1
Cash and cash equivalents at beginning of period                                          142           145
                                                                                   ----------     ---------
Cash and cash equivalents at end of period                                         $      152     $     146
                                                                                   ==========     =========
Issuance of common stock in exchange for note receivable                           $      ---     $     600
                                                                                   ==========     =========

See notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           MAY 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28,1998.

     The balance sheet at February 28, 1998 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

     Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first
-in, first-out method.

3.   EARNINGS PER SHARE

     The following table sets for the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                                           Three Months Ended
                                                                                 May 31,
                                                                          1998           1997
                                                                        --------       --------
Numerator:

Net income applicable to common shareholders                            $  1,884       $  1,015

Denominator:

Basic earnings per share-weighted average shares                           8,740          5,229


Effect of dilutive securities:
   Employee Stock Options                                                    380            414
                                                                        --------       --------
Diluted earnings per share-adjusted weighted-average
shares and assumed conversions                                             9,120          5,643
                                                                        ========       ========

Basic earnings per share                                                $   0.22       $   0.19
                                                                        ========       ========

Diluted earnings per share                                              $   0.21       $   0.18
                                                                        ========       ========

4.   ACQUISITIONS

     In March 1998, the Company purchased the heating, ventilation, and air conditioning ("HVAC") operations and related assets of Keller Supply, Inc., a distributor of HVAC equipment in Huntsville, Alabama, a new market for the Company. The acquired business had net sales in excess of $2.0 million for the year ended December 31, 1996 and derived substantially all its net sales from the sale of HVAC products.

     In May 1998, the Company purchased the HVAC and refrigeration operations and related assets of George L. Johnston Co., Inc., a 10-branch distributor in Michigan and
Ohio. Two of the branches are in top 100 Standard Metropolitan Statistical Areas ("SMSAs") not previously served by the Company. The acquired business had net sales in excess of $20.0 million for the year ended December 31, 1997 and derived substantially all its net sales from the sale of HVAC and refrigeration products.

     In June 1998, the Company purchased the HVAC operations and substantially all the related assets of Park Heating and Air Conditioning Supply Co., Inc., a seven branch distributor in the greater Chicago area. For the year ended December 31, 1997, the acquired business had net sales in excess of $30.0 million and derived substantially all its net sales from the sale of HVAC products.

5.   CONTINGENCIES

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

     Although the amended complaint does not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimates to be $11.4 million, plus punitive damages. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets. At this time, the Company is not able to determine the outcome of the lawsuit.

     Pameco and Sid Harvey have asserted a counterclaim against United seeking to recover the damages they have incurred in going forward with the transaction in reliance on representations that the President of United made to the President of Sid Harvey.

     On June 22, 1998, Pameco and Sid Harvey filed motions for summary judgment requesting that the District Court dismiss all of United's claims against them. On the same day, United filed a cross-motion for summary judgment, seeking to dismiss the counterclaim filed by Pameco and Sid Harvey, and requesting that the District Court enter judgment in its favor on its breach of contract claim against Sid Harvey. The District Court has not yet ruled on any of these motions.

     The Company is involved in other claims and legal proceedings which have arisen in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters or the actions described above will have a material adverse affect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.

                                                                               Three Months Ended
                                                                                       May 31
                                                                               ----------------------
                                                                                  1998         1997
                                                                               -------        ------
Net sales                                                                        100.0 %       100.0 %
    Cost of products sold                                                         76.5          76.6
                                                                                ------        ------
Gross profit                                                                      23.5          23.4
    Warehousing, selling, and administrative expenses                             20.3          20.6
    Amortization of excess of cost over acquired net assets                        0.2           0.1
    Amortization of excess of acquired net assets over cost                       (0.2)         (0.3)
                                                                                ------        ------
Operating earnings                                                                 3.2           3.0

Other expense:
    Interest expense, net                                                          0.7           1.1
    Discount on sale of accounts receivable and other expense                      0.5           0.6
                                                                                ------        ------
    Income before income taxes                                                     2.0           1.3
    Provision for income taxes                                                     0.7           0.4
                                                                                ------        ------
    Net income                                                                     1.3 %         0.9 %
                                                                                ======        ======


RESULTS OF OPERATIONS

     Net sales of $145.2 million in the quarter ended May 31, 1998 increased 27.7% from $113.7 million for the comparable period in 1997. Same store daily sales increased 6.6% in the quarter as compared to the prior year.

     Excluding the effect of acquisitions, the net sales of HVAC products increased 14.6% on a daily same store basis in the quarter ended May 31, 1998 as compared to the prior year. Net sales of refrigeration equipment, parts, and supplies decreased 2.9% on a daily same store basis in the first quarter as compared to the prior year. The ThermalzoneTM private label equipment line, with an 80.3% increase in net sales in the quarter ended May 31, 1998 over the prior year, was a major contributor to this increase in HVAC sales. Net sales from national accounts also increased 28.5% over the prior year. Although unit sales of refrigerant products for the quarter ended May 31, 1998 increased over the prior year, the market shifted to lower priced products which caused an overall decrease in net sales of refrigerant products.

     In the quarter ended May 31, 1998, gross profit increased 27.9% to $34.0 million from $26.6 million in the prior year primarily due to increased sales volume. The gross profit percentage increased to 23.5% during the quarter ended May 31, 1998 as compared to 23.4% during the same quarter in the prior year. In the quarter ended May 31, 1998, the Company benefited from more stringent pricing guidelines at the point of sale, in addition to improved terms and prompt payment discounts from suppliers.

     Warehousing, selling, and administrative expenses during the quarter increased 26.0% to $29.5 million from $23.4 million in the prior year. The addition of the normal operating expenses of the acquired branches contributed significantly to the increase in warehousing, selling, and administrative expenses in the quarter ended May 31, 1998. As a percentage of net sales, warehousing, selling, and administrative expenses decreased to 20.3% in the first quarter from 20.6% in the prior year.

     Interest expense during the quarter ended May 31, 1998 decreased to $1.0 million from $1.2 million in the previous year.
The Company's average borrowings under the Working Capital
Facility increased by $20.9 million in the three months ended May 31, 1998 over the previous year. The accounts receivable securitization borrowing (the "Securitization Program") was recorded as a sale of assets; therefore, approximately $60.0 million of accounts receivable and debt are not reflected on the Company's balance sheet at May 31, 1998. The discount on the sale of accounts receivable of $749,000 and $669,000 for the three months ended May 31, 1998 and May 31, 1997, respectively, was recorded as other expense on the income statement. The average rate of interest on all debt, including the Securitization Program, for the quarter ended May 31, 1998 was 7.1% as compared to 7.6% for the previous year.

     Income taxes increased $493,000 to $965,000 for the quarter ended May 31, 1998 due to greater income before taxes. The
Company's effective tax rate was 33.9% for the three months ended
May 31, 1998 as compared to 31.7% in the prior year. The effective tax rate is lower than the statutory rate due primarily to nontaxable amortization income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the three months ended May 31, 1998, cash provided by operating activities was $587,000 compared to cash provided by operating activities of $9.5 million
for the three months ended May 31,1997.   Net cash used in
investing activities was $12.0 million for the three months ended May 31, 1998 as compared to $1.9 million for the three months ended May 31, 1997. In the three months ended May 31, 1998, the Company purchased the HVAC operations and related assets of

Keller Supply, Inc. and George L. Johnston Co., Inc. for an aggregate cash price of $10.4 million as compared to $1.3 million for the acquisitions of Bellows-Evans, Inc. and Trigg Supply, Inc. in the prior year. Net cash provided by financing activities was $11.4 million for the three months ended May 31, 1998, while such activities used $7.6 million in the three months ended May 31, 1997.

     The Company's working capital increased to $78.7 million at May 31, 1998 from $68.8 million at February 28, 1998.

     At May 31, 1998, the Company had senior borrowings of $113.3 million under its $140.0 million Credit Facilities, of which $25.8 million was unused and available. The Company's senior indebtedness consists of $53.3 million under the Working Capital Facility and $60.0 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at May 31, 1998 was 7.1%. This rate fluctuates with the commercial paper and LIBOR rates.

     On March 10, 1998, the Working Capital Facility Credit Agreement (the "Credit Agreement") was amended and restated. The Credit Agreement provides a facility commitment of $80.0 million, which includes a $40.0 million Revolving Credit Loan (the "Revolver"), a $10.0 million swing-line facility (the "Swingline") and two $15.0 million term loans ("Tranche A" and "Tranche B). The Credit Agreement will expire on March 10, 2003. The Tranche A term loan matures on March 10, 2003 and the Tranche B term loan matures on March 10, 2005.

     The Company's capital expenditures, excluding acquisitions, for the three months ended May 31, 1998, were $1.7 million as compared to $675,000 for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, and computer equipment and supply chain software.

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


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     See Note 5 to the Condensed Consolidated Financial
Statements (Unaudited) contained in Part I of this Report.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits

     10.20A    Amendment to Employment Agreement between Gerald
               V. Gurbacki and Pameco Corporation

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

                                   PAMECO CORPORATION
                                   -----------------------------------
                                   (Registrant)


                              By:  /s/ THEODORE R. KALLGREN
                                   ---------------------------------------
                                   Theodore R. Kallgren
                                   Chief Financial Officer

July 14, 1998                      (Mr. Kallgren has been duly authorized
                                      to sign on behalf of the registrant)

                          Exhibit Index

   Exhibit No.               Exhibit
   -----------               ------
     10.20A    Amendment to Employment Agreement between Gerald
               V. Gurbacki and Pameco Corporation

     27.       Financial Data Schedule (for SEC use only)