Form 10-Q
period 1998-08-31
PAMECO CORP
filed 1998-10-15
CIK 1036283

FORM 10-Q
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



(MARK ONE)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998
                                   OR
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
 (State or other jurisdiction            (I.R.S. employer identification
 of incorporation or organization)                    number)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,878,284 shares and Class B Common Stock, $.01 par value, 3,942,782 shares, both as of October 7, 1998.

                          PAMECO CORPORATION

                                 INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets-August 31, 1998
          and February 28, 1998                                             3
          Condensed Consolidated Statements of Income-Three
          Months ended August 31, 1998 and 1997                             4
          Condensed Consolidated Statements of Income-Six
          Months ended August 31, 1998 and 1997                             4
          Condensed Consolidated Statements of Cash Flows-Six
          Months ended August 31, 1998 and 1997                             5
          Notes to Condensed Consolidated Financial Statements              6
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9
PART II.  OTHER INFORMATION
     Item 1.   Legal Proceedings                                            13
     Item 4    Submission of Matters to a Vote of Security Holders          13
     Item 6.   Exhibits and Reports on Form 8-K                             14
SIGNATURES                                                                  14

                                  PART I. FINANCIAL INFORMATION
                                        PAMECO CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands)

                                                                                          August 31,       February 28,
                                                                                             1998               1998
                                                                                         ------------      -----------
                                                                                         (UNAUDITED)
 ASSETS
 Current assets:
         Cash and cash equivalents                                                       $      141        $      142
         Accounts receivable, less allowance of $4,548 at August 31, 1998
             and $3,992 at February 28, 1998                                                 49,155            35,266
         Inventories                                                                        146,229           123,041
         Prepaid expenses and other current assets                                            2,226             1,554
                                                                                         ----------        ----------
                 Total current assets                                                       197,751           160,003
 Property and equipment, net                                                                 15,491            11,603
 Excess of cost over acquired net assets, net                                                43,060            25,613
 Other assets                                                                                   316               806
 Deferred income tax assets                                                                  12,607            12,787
                                                                                         ----------        ----------
                Total assets                                                             $  269,225        $  210,812
                                                                                         ==========        ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
         Accounts payable                                                                   $74,024           $60,323
         Accrued compensation and withholdings                                                4,858             5,115
         Other accrued liabilities and expenses                                              23,553            18,112
         Notes payable                                                                          ---             7,700
                                                                                         ----------        ----------
                 Total current liabilities                                                  102,435            91,250
 Long-term liabilities:
        Debt                                                                                 78,647            42,072
        Warranty reserves and other                                                           4,362             3,839
                                                                                         ----------        ----------
                 Total long-term liabilities                                                 83,009            45,911
 Excess of acquired net assets over cost, net                                                 4,387             4,999
 Shareholders' equity:
         Class A common stock, $.01 par value-authorized 40,000 shares;
           4,767 and 4,665 shares issued and outstanding at August 31, 1998
           and February 28, 1998, respectively                                                   48                47
         Class B common stock, $.01 par value-authorized 20,000 shares; 4,046 shares issued and outstanding at August 31, 1998 and February 28,
           1998, respectively                                                                    41                41
         Capital in excess of par value                                                      37,642            37,092
         Retained earnings                                                                   42,263            32,072
                                                                                         ----------        ----------
                                                                                             79,994            69,252
         Note receivable from shareholder                                                      (600)             (600)
 Total shareholders' equity                                                                  79,394            68,652
                                                                                         ----------        ----------
 Total liabilities and shareholders' equity                                                $269,225          $210,812
                                                                                         ==========        ==========

 See notes to condensed consolidated financial statements.

                                                        PAMECO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, per except share amounts)
                                                           (UNAUDITED)

                                                                   Three Months Ended              Six Months Ended
                                                                        August 31                     August 31
                                                                 -----------------------       ------------------------
                                                                   1998           1997           1998            1997
                                                                 --------       --------       --------        --------
Net sales                                                        $210,293       $146,460       $355,487        $260,195
Costs and expenses:
    Cost of products sold                                         159,810        112,078        270,956         199,202
    Warehousing, selling, and administrative expenses              35,006         23,853         64,424          47,062
                                                                 --------       --------       --------        --------
                                                                  194,816        135,931        335,380         246,264
                                                                 --------       --------       --------        --------
Operating earnings                                                 15,477         10,529         20,107          13,931

Other expense:
    Interest expense, net                                          (1,286)           (19)        (2,308)         (1,238)
    Discount on sale of accounts receivable and other expense        (978)          (912)        (1,738)         (1,608)
                                                                 --------       --------       --------        --------
Income before income taxes                                         13,213          9,598         16,061          11,085
Provision  for income taxes                                         4,905          3,624          5,870           4,096
                                                                 --------       --------       --------        --------
Net income                                                       $  8,308         $5,974        $10,191          $6,989
                                                                 ========       ========       ========        ========

Basic earnings per share                                         $   0.95          $0.70          $1.16           $1.02
                                                                 ========       ========       ========        ========
Basic weighted average shares outstanding                           8,782          8,528          8,761           6,879
                                                                 ========       ========       ========        ========

Diluted earnings per share                                       $   0.91          $0.67          $1.11           $0.96
                                                                 ========       ========       ========        ========
Diluted weighted average shares outstanding                         9,180          8,970          9,143           7,316
                                                                 ========       ========       ========        ========


                      See notes to condensed consolidated financial statements.

                                             PAMECO CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (UNAUDITED)
                                                                                             Six Months Ended
                                                                                                 August 31
                                                                                         ------------------------
                                                                                             1998         1997
                                                                                         ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $  10,191     $   6,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Amortization of excess of acquired net assets over cost                               (612)         (612)
        Depreciation and other amortization                                                  1,403           881
        (Gain)loss on sale of property and equipment                                         (19)           28
         Changes in operating assets and liabilities net of assets
         acquired and liabilities assumed:
            Accounts receivable                                                             (6,945)       (8,047)
            Inventories, prepaid expenses and other assets                                 (10,917)       16,155
            Accounts payable and accrued liabilities                                         6,829        (3,720)
                                                                                         ---------     ---------
Net cash (used in) provided by operating activities                                            (70)       11,674

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                                 (4,132)       (1,266)
Proceeds from sale of property and equipment                                                   154            70
Business acquisitions                                                                      (32,902)      (18,341)
                                                                                         ---------     ---------
Net cash used in investing activities                                                      (36,880)      (19,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility                                                     400,262       278,485
Repayments on working capital facility                                                    (393,273)     (296,935)
Borrowings on term loan                                                                     30,000          ---
Repayments on term loan                                                                       (538)      (18,600)
Payments on capital lease obligations                                                          (33)         (221)
Payments on other debt                                                                         (20)          (14)
Issuance of common stock, net of expenses                                                      ---        45,214
Repurchase of treasury stock                                                                   ---        (1,207)
Proceeds from exercise of stock options                                                        551         1,126
                                                                                         ---------     ---------
Net cash provided by financing activities                                                   36,949         7,848
                                                                                         ---------     ---------
Net  (decrease) in cash and cash equivalents                                                    (1)          (15)
Cash and cash equivalents at beginning of period                                               142           145
                                                                                         ---------     ---------
Cash and cash equivalents at end of period                                               $     141     $     130
                                                                                         =========     =========

Issuance of common stock in exchange for note receivable                                 $     ---     $     600
                                                                                         =========     =========

                     See notes to condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                            August 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31,1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28,1998.

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

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                                            Three Months Ended                 Six Months Ended
                                                                                 August 31,                        August 31,
                                                                          -----------------------          ------------------------
                                                                           1998             1997             1998             1997
                                                                          ------           ------          -------          -------
Numerator:

Net income applicable to common shareholders                              $8,308           $5,974          $10,191          $6,989
                                                                          ======           ======          =======          ======
Denominator:

Denominator for basic earnings per share-weighted average shares           8,782            8,528            8,761           6,879

Effect of dilutive securities:
    Employee Stock Options                                                   398              442              382             437
                                                                           -----           ------          -------          ------
Denominator for diluted earnings per share-adjusted weighted-
average shares and assumed conversions                                     9,180            8,970            9,143           7,316
                                                                          ======           ======          =======          ======

Basic earnings per share                                                  $ 0.95           $ 0.70           $ 1.16          $ 1.02
                                                                          ======           ======          =======          ======

Diluted earnings per share                                                $ 0.91           $ 0.67           $ 1.11          $ 0.96
                                                                          ======           ======          =======          ======

4.   ACQUISITIONS

     In June 1998, the Company purchased the HVAC operations and substantially all the related assets of Park Heating and Air Conditioning Supply Co., Inc., a seven branch distributor in the greater Chicago area. For the year ended December 31, 1997, the acquired business had net sales in excess of $30.0 million and derived substantially all its net sales from the sale of HVAC products.

5.   CONTINGENCIES

     On November 18, 1996, United Refrigeration, Inc. ("United"), a competitor of the Company, filed suit against Pameco in the United States District Court for the Eastern District of Pennsylvania claiming that Pameco had tortiously interfered with United's alleged contract to purchase Sid Harvey's southeastern business operations (the "Southeastern Assets"). United asserted that beginning on or about August 23, 1996, it had met with Sid Harvey and had thereafter negotiated an agreement (allegedly finalized on or about October 24, 1996) to purchase the Southeastern Assets for approximately $26 million and that Pameco tortiously interfered with this alleged contract by offering "substantial inducements" to Sid Harvey and by itself purchasing the Southeastern Assets. In the alternative, United claimed that Pameco had tortiously interfered with United's prospective contractual relations with Sid Harvey. On February 18, 1997, United filed an amended complaint adding Sid Harvey as a defendant. In the amended complaint, United claimed that Sid Harvey
(i) had breached its alleged agreement to sell the Southeastern Assets to United; (ii) had committed fraud in the inducement of that alleged contract; (iii) had negligently misrepresented certain facts concerning the sale of the operations and Sid Harvey's intention to carry out the sale of those assets and (iv) was unjustly enriched by certain information obtained from United during the United-Sid Harvey negotiations.

     Although the amended complaint did not demand specified damages, it asserts that United should recover the "loss of its bargain," which United estimated to be $11.4 million, plus punitive damages. Upon consummation of the Southeastern Assets acquisition, Pameco agreed, based on certain written representations made by Sid Harvey about the status of its discussions with United, to indemnify Sid Harvey against all liabilities arising out of any action filed by United in connection with the purchase of the Southeastern Assets.

     Pameco and Sid Harvey asserted counterclaims against United seeking to recover the damages they incurred in going forward with the transaction in reliance on representations that the President of United made to the President of Sid Harvey.

     By agreement of the parties effective September 14, 1998, the parties amicably resolved their differences, and all claims and counterclaims asserted in the case were dismissed with prejudice and mutual releases were exchanged. The terms of the settlement will not have a material adverse effect on the Company's results of operations or financial condition.

     From time to time, the Company is involved in other claims and legal proceedings which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of income data to net sales for the periods indicated.

                                                                Three Months Ended        Six Months Ended
                                                                     August 31               August 31
                                                                ------------------       -----------------
                                                                  1998      1997          1998        1997
                                                                -------   -------        ------      ------
Net sales                                                        100.0%    100.0%        100.0%      100.0%
    Cost of products sold                                         76.0      76.5          76.2        76.6
                                                                 -----     -----         -----       -----
Gross profit                                                      24.0      23.5          23.8        23.4
    Warehousing, selling, and administrative expenses             16.6      16.3          18.1        18.1
                                                                 -----     -----         -----       -----
Operating earnings                                                 7.4       7.2           5.7         5.3

Other expense:
    Interest expense, net                                          0.6       0.0           0.7         0.5
    Discount on sale of accounts receivable and other expense      0.5       0.6           0.5         0.5
                                                                 -----     -----         -----       -----
Income before income                                               6.3       6.6           4.5         4.3
Provision for income                                               2.3       2.5           1.6         1.6
                                                                 -----     -----         -----       -----
Net income                                                         4.0%      4.1%          2.9%        2.7%
                                                                 =====     =====         =====       =====


RESULTS OF OPERATIONS

     Net sales of $210.3 million in the quarter ended August 31, 1998 increased 43.6% from $146.5 million for the comparable period in 1997.
For the quarter, same store daily sales increased 13.5% as compared to the prior year. Same store daily sales for the six months ended August 31, 1998 increased 10.5% over the same period in the prior year. Acquisitions contributed the remainder of the net sales growth in the quarter and six months ended August 31, 1998.

     The net sales of HVAC products increased 18.8% on a daily same store basis in the quarter ended August 31, 1998 as compared to the prior year, while net sales for the six month period increased 17.2% over the prior year. Net sales of refrigeration equipment, parts, and supplies increased 6.7% and 2.4%, respectively, as compared to the prior year on a daily same store basis in the quarter and six months ended August 31, 1998. A significant portion of these increases in net sales can be attributed to the market share gains experienced by the Thermalzone(TM) private label equipment line in the first six months of this fiscal year.
Net sales in the quarter ended August 31, 1998 of products in the Thermalzone(TM) private label equipment line increased 47.3% over the prior year. Likewise, net sales in the six months ended August 31, 1998 of products in the Thermalzone(TM) private label equipment line increased 48.1% over the prior year. As a result of the Company signing
17 new national accounts in the current fiscal year, net sales for the quarter and six months ended August 31, 1998 from national accounts also increased 36.7% and 33.3% over the prior year, respectively.

     Gross profit for the quarter ended  August 31, 1998 increased
46.8% to $50.5 million from $34.4 million in the prior year. For the six months ended August 31, 1998, gross profit increased 38.6% to $84.5 million from $61.0 million in the prior year. Greater sales volume was the main contributor to the increased gross profit. The gross profit percentage increased to 24.0% during the quarter ended August 31, 1998 as compared to 23.5% during the same quarter in the prior year. Similarly, the gross profit percentage increased to 23.8% during the six months ended August 31, 1998 as compared to 23.4% during the same period in the prior year. The Company has continued to benefit from more stringent pricing guidelines implemented on the point of sale system in the first quarter of the current fiscal year. During the year, the Company has also received improved terms and prompt payment discounts from suppliers.

     Warehousing, selling, and administrative expenses during the quarter increased 46.8% to $35.0 million from $23.9 million in the prior year. For the six months ended August 31, 1998, warehousing, selling, and administrative expenses increased 36.9% to $64.4 million from $47.1 million in the prior year. A significant amount of the increase can be attributed to the normal operating expenses of the acquired branches. As a percentage of net sales, warehousing, selling, and administrative expenses increased to 16.6% in the quarter from 16.3% in the prior year. The increase was primarily due to increased expenses associated with acquired branches not yet transitioned to the Company's centralized management system, and an increase in the provision relating to the Company's annual incentive programs. For the six months ended August 31, 1998, warehousing, selling, and administrative expenses remained constant with the prior year at 18.1%.

     Interest expense during the quarter ended August 31, 1998 increased to $1.3 million from $19,000 in the previous year. For the six months ended August 31, 1998, interest expense increased to $2.3 million from $1.2 million in the previous year. Since the Company utilized the Working Capital Facility (as defined below) to fund all of its acquisitions during the past year, the Company's average borrowings under that line increased by $63.5 million over the previous year. The accounts receivable securitization borrowing (the "Securitization Program") was recorded as a sale of assets; therefore, approximately $60.0 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1998. The discount on the sale of accounts receivable of $1.0 million and $851,000 for the three months ended August 31, 1998 and August 31, 1997, respectively, was recorded as other expense on the statement of income. For the six months ended August 31, 1998 and 1997, the discount on the sale of accounts receivable that was recorded as other expense on the statement of income was $1.8 million and $1.5 million, respectively. The average rate of interest on all debt, including the Securitization Program, for the quarter ended August 31, 1998 was 7.2%, which was unchanged from the previous year.

     Income taxes increased $1.3 million to $4.9 million for the quarter ended August 31, 1998 due to greater income before taxes. The Company's effective income tax rate was 37.1% for the three months ended August 31, 1998 as compared to 37.8% in the prior year. Income taxes increased $1.8 million to $5.9 million for the six months ended August 31, 1998 due to greater income before taxes. The Company's effective income tax rate was 36.5% for the six months ended August 31, 1998 as compared to 37.0% in the prior year. The Company's effective income tax rate is lower than the statutory rate due primarily to nontaxable amortization income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the six months ended August 31, 1998, cash used by operating activities was $70,000 compared to cash provided by operating activities of $11.7 million for the six months ended August 31, 1997. Net cash used in investing activities was $36.9 million for the six months ended August 31, 1998 as compared to $19.5 million for the six months ended August 31, 1997. In the three months ended August 31, 1998, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., and Park Heating and Air Conditioning, Inc. for an aggregate cash price of $32.9 million as compared to $18.3 million for the acquisitions of Bellows-Evans, Inc., Trigg Supply, Inc., Heating and Cooling Distributors, Inc., Saez Refrigeration, Inc., and Superior Supply Company in the prior year. Net cash provided by financing activities was $36.9 million for the six months ended August 31, 1998, while such activities provided $7.8 million in the six months ended August 31, 1997.

     The Company's working capital increased to $95.3 million at August 31, 1998 from $68.8 million at February 28, 1998.

     At August 31, 1998, the Company had senior borrowings of $138.6 million under its $180.0 million Credit Facilities, of which $21.2 million was unused and available. The Company's senior indebtedness consists of $78.6 million under the Working Capital Facility and $60.0 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at August 31, 1998 was 7.2%. This rate fluctuates with the commercial paper and LIBOR rates.

     On August 6, 1998, the Working Capital Facility Credit Agreement (the "Credit Agreement") was amended. The Credit Agreement provides a facility commitment of $120.0 million, which includes a $80.0 million Revolving Credit Loan (the "Revolver"), a $10.0 million swing-line facility (the "Swingline") and two $15.0 million term loans ("Tranche A" and "Tranche B). The Credit Agreement will expire on August 6, 2003. The Tranche A term loan matures on March 10, 2003 and the Tranche B term loan matures on March 10, 2005.

     The Company's capital expenditures, excluding acquisitions, for the six months ended August 31, 1998, were $4.1 million as compared to $1.3 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software.

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

     The Company has separated its Year 2000 project into four phases.
Within each phase, the Company reviews and addresses Year 2000 issues with respect to both its information technology and non-information technology systems. During Phase I, Millennium Impact Analysis, which was completed in July 1998, the Company reviewed all its business segments for Year 2000 issues. As issues were identified, the Company developed strategies to resolve them. As a part of Phase II, Project Tactical
Planning, which was also completed in July 1998, a project budget and work plan was developed to resolve the Year 2000 issues identified in the previous phase. Currently, the Company is in the midst of Phase III Conversion and System Training. By the end of this phase, the Company will have replaced or modified all affected mission critical systems. The Company intends to complete this phase in March 1999. In the final phase, Phase IV Year 2000 Simulation & Deployment, the Company will perform a simulation test to confirm that all systems are compliant. The Company has scheduled completion of this phase for September 1999.

     In the absence of the steps outlined above, the Company's operations could be adversely affected by Year 2000 issues. The Company is currently replacing and upgrading its supply chain and financial management systems with enterprise software that is Year 2000 compliant and which will also improve the Company's responsiveness to its customers and suppliers. The Company has also targeted non-compliant Point-Of-Sale (POS) hardware and software for replacement. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them.
Previously, the Company mailed surveys to these key third parties. As of the date of this report, all responses have indicated that these parties intend to be Year 2000 compliant. The Company will continue to pursue surveys from unresponsive parties, as well as continue to monitor the status of key third parties.

     Since the Company primarily chose to replace its main operating system to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. The Company has budgeted $500,000 for the replacement and upgrading of POS hardware and software. The Company has budgeted an additional
$1,000,000 to replace non-compliant phone systems, security systems, and office equipment. The Company anticipates the replacement of mission critical systems to be completed by September 1999.

     Should the Company or a number of its key suppliers not be in compliance with Year 2000 requirements as of January 1, 2000, the Company may not be able to timely provide reliable data to management. If any one of the financial institutions with whom the Company transacts business was non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions may be adversely affected. The Company is in the process of developing its contingency plan to resolve currently identified risk areas by January 1, 2000. As other potential risk areas become apparent, the Company intends to develop alternative solutions. However, if the Company, its vendors, or its customers, are unable to timely resolve their significant Year 2000 issues, it could result in a material financial risk.

     The statements in this report that relate to future plans, expectations, events, performances, and the like are forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995 and the Securities and Exchange Act of 1934.
Actual results or events could differ materially from those described in the forward-looking statements due to a variety of factors, including inaccurate guarantees by computer hardware and software vendors, third party non-compliance, difficulties obtaining appropriate technical support due to the demand for individuals with the special skills necessary to resolve Year 2000 issues and for the reasons outlined in the Company's other filings with the SEC.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting on June 23, 1998.

          The following individuals were elected to the Company's Board of Directors.

                                                   For              Withhold
                                                   ---              --------
         Class A
         -------
         Richard Bearse                            3,702,976        28,554
         G. Thomas Braswell, Jr.                   3,700,076        31,454

         Class B
         -------
         James R. Balkcom                          4,046,346        0
         Gerald V. Gurbacki                        4,046,346        0
         Michael H. Bulkin                         4,046,346        0
         Earl Dolive                               4,046,346        0
         H. Whitney Wagner                         4,046,346        0
         Thomas G. Weld                            4,046,346        0


         The shareholders ratified the Company's Employee Stock Option Plan (Plan I).

  Voting For 43,387,362    Voting Against 496,210    Abstaining 1,351

     The shareholders ratified the Company's Employee Stock Option
Plan (Plan II).

  Voting For  43,386,831  Voting Against  496,741   Abstaining  1,351

     The shareholders amended the Company's Employee Stock Option Plan (Plan I) to increase to 1,050,000 the maximum number of shares of Class A Common Stock issuable under the Plan.

  Voting For  43,392,621   Voting Against  486,209   Abstaining  6,093

     The shareholders amended the Company's Employee Stock Option Plan (Plan I) to allow employees terminated without cause a five business day grace period to exercise stock options granted under the Plan.

  Voting For  43,723,267   Voting Against  158,547   Abstaining  3,109

     The shareholders amended the Company's Directors Stock Option Plan to increase to 112,500 the maximum number of shares of Class A Common Stock issuable under the Plan.

  Voting For  43,758,047   Voting Against  160,158   Abstaining  8,293


Item 6.   Exhibits and Reports on Form 8-K Exhibits

     (a)  Exhibits

     10.14D Second Amendment, dated as of August 6, 1998 to the Amended and Restated Credit Agreement, dated as of March 10, 1998 among Pameco Corporation, the Lenders and General Electric Capital Corporation

     27.    Financial Data Schedule (for SEC use only)

     (b)    Reports on Form 8-K

            The Company filed a Form 8-K on July 10, 1998 for the purchase of the assets of Park Heating and Air Conditioning
     Supply, Co., Inc., and an amended Form 8-K on September 8, 1998.


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

                                   PAMECO CORPORATION
                                   -----------------------------------
                                   (Registrant)


                              By:  /s/ THEODORE R. KALLGREN
                                   -----------------------------------
                                   Theodore R. Kallgren
                                   Chief Financial Officer

October 14, 1998                   (Mr. Kallgren has been duly authorized
                                    to sign on behalf of the registrant)

                             Exhibit Index

    Exhibit No.               Exhibit

     10.14D Second Amendment, dated as of August 6, 1998 to the Amended and Restated Credit Agreement, dated as of March 10, 1998 among Pameco Corporation, the Lenders and General Electric Capital Corporation

     27.       Financial Data Schedule (for SEC use only)