Form 10-Q
period 1998-11-30
PAMECO CORP
filed 1999-01-14
CIK 1036283

FORM 10-Q
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



(MARK ONE)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                                   OR
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 4,902,253 shares and Class B Common Stock, $.01 par value, 3,938,563 shares, both as of January 8, 1999.

                          PAMECO CORPORATION

                                 INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets-November 30, 1998
               and February 28, 1998                                           3
               Condensed Consolidated Statements of Income-Three
               Months ended November 30, 1998 and 1997                         4
               Condensed Consolidated Statements of Income-Nine
               Months ended November 30, 1998 and 1997                         4
               Condensed Consolidated Statements of Cash Flows-Nine
               Months ended November 30, 1998 and 1997                         5
               Notes to Condensed Consolidated Financial Statements            6
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8
     Item 3.   Quantitative and Qualitative Disclosures about Market Risk     11
PART II.  OTHER INFORMATION
     Item 1.   Legal Proceedings                                              12
     Item 5.   Other Information                                              12
     Item 6.   Exhibits and Reports on Form 8-K                               12
SIGNATURES

                                            PART I. FINANCIAL INFORMATION
                                                  PAMECO CORPORATION

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)

                                                                               November 30,    February 28,
                                                                                  1998            1998
                                                                               -----------     ------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $      162       $      142
    Accounts receivable, less allowance of $ 4,720 at November 30, 1998
       and $3,992 at February 28, 1998                                            26,544           35,266
    Inventories                                                                  142,375          123,041
    Prepaid expenses and other current assets                                      1,604            1,554
                                                                              ----------       ----------
          Total current assets                                                   170,685          160,003

Property and equipment, net                                                       16,695           11,603
Excess of cost over acquired net assets, net                                      44,475           25,613
Other assets                                                                         179              806
Deferred income tax assets                                                        12,787           12,787
                                                                              ----------       ----------
          Total assets                                                        $  244,821       $  210,812
                                                                              ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $   47,414       $   60,323
     Accrued compensation and withholdings                                         4,208            5,115
     Other accrued liabilities and expenses                                       21,670           18,056
     Notes payable                                                                 ---              7,700
     Current portion of capital lease obligations and other debt                      33               56
                                                                              ----------       ----------
          Total current liabilites                                                73,325           91,250
Long-term liablities:
     Debt                                                                         82,191           42,072
     Capital lease obligations                                                        20              148
     Warranty reserves and other                                                   4,602            3,691
                                                                              ----------       ----------
          Total long-term liabilities                                             86,813           45,911
Excess of acquired net assets over cost, net                                       5,181            4,999
Shareholders' equity:
     Class A common stock, $.01 par value-authorized 40,000 shares;
        4,882 and 4,665 shares issued and outstanding at
        November 30, 1998 and February 28, 1998, respectively                         49               47
     Class B common stock, $.01 par value-authorized 20,000 shares;
        3,940 and 4,046 shares issued and outstanding at
        November 30, 1998 and February 28, 1998, respectively                         39               41
     Capital in excess of par value                                               37,650           37,092
     Retained earnings                                                            42,364           32,072
                                                                              ----------       ----------
                                                                                  80,102           69,252
     Note receivable from shareholder                                               (600)            (600)
                                                                              ----------       ----------
Total shareholders' equity                                                        79,502           68,652
                                                                              ----------       ----------
Total liabilities and shareholders' equity                                    $  244,821       $  210,812
                                                                              ==========       ==========

                  See notes to condensed consolidated financial statements.

                                                                   PAMECO CORPORATION
                                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                     (In thousands)
                                                                       (UNAUDITED)

                                                              Three Months Ended                  Nine Months Ended
                                                                  November 30                        November 30
                                                        ----------------------------       ----------------------------
                                                            1998              1997             1998              1997
                                                        ----------        ----------       ----------        ----------
Net sales                                               $  148,068        $  117,197       $  503,554        $  377,392
Costs and expenses:
    Cost of products sold                                  112,575            89,623          383,529           288,825
    Warehousing, selling, and administrative                33,302            24,762           97,722            71,824
                                                        ----------        ----------       ----------        ----------
                                                           145,877           114,385          481,251           360,649
                                                        ----------        ----------       ----------        ----------
Operating earnings                                           2,191             2,812           22,303            16,743

Other expense:
    Interest expense, net                                   (1,154)             (173)          (3,462)           (1,411)
    Discount on sale of accounts receivable and
       other expense                                        (1,062)             (896)          (2,799)           (2,504)
                                                         ----------        ----------       ----------        ----------
Income (loss) before income taxes                              (25)            1,743           16,042            12,828
Provision (benefit) for income taxes                          (127)              544            5,744             4,640
                                                        ----------        ----------       ----------        ----------
Net income                                              $      102        $    1,199       $   10,298        $    8,188
                                                        ==========        ==========       ==========        ==========

Basic earnings per share                                $     0.01        $     0.14       $     1.17        $     1.10
                                                        ==========        ==========       ==========        ==========
 Basic weighted average shares outstanding
                                                             8,818             8,697            8,780             7,475
                                                        ==========        ==========       ==========        ==========

Diluted earnings per share                              $     0.01        $     0.13       $     1.13        $     1.04
                                                        ==========        ==========       ==========        ==========
 Diluted weighted average shares outstanding                 9,106             9,099            9,132             7,881
                                                        ==========        ==========       ==========        ==========

                  See notes to condensed consolidated financial

                                         PAMECO CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     November 30
                                                                            -----------------------------
                                                                                1998              1997
                                                                            ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   10,298         $   8,188
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Amortization of excess of cost over acquired net assets                       751               279
     Amortization of excess of acquired net assets over cost                      (918)             (918)
     Depreciation                                                                1,622             1,236
     (Gain) loss on sale of property and equipment                                 (52)               52
      Changes in operating assets and liabilities net of assets
       acquired and liabilities assumed:
          Accounts receivable                                                   18,231            (2,915)
          Inventories, prepaid expenses and other assets                        (1,291)           17,903
          Accounts payable and accrued liabilities                             (22,244)           (8,261)
                                                                            ----------         ---------
Net cash provided by operating activities                                        6,397            15,564

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                     (5,939)           (2,253)
Proceeds from sale of property and equipment                                       202                84
Business acquisitions                                                          (41,069)          (20,629)
                                                                            ----------         ---------
Net cash used in investing activities                                          (46,806)          (22,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on working capital facility                                         591,364           404,462
Repayments on working capital facility                                        (601,398)         (431,102)
Borrowings on term loan                                                         51,075             ---
Repayments on term loan                                                         (1,075)          (18,600)
Borrowings on note payable                                                        ---              7,700
Payments on capital lease obligations                                              (35)             (334)
Payments on other debt                                                             (58)              (17)
Issuance of common stock, net of expenses                                         ---             45,133
Repurchase of treasury stock                                                      ---             (1,207)
Proceeds from exercise of stock options                                            556             1,169
                                                                            ----------         ---------
Net cash provided by financing activities                                       40,429             7,204
                                                                            ----------         ---------
Net increase (decrease) in cash and cash equivalents                                20               (30)
Cash and cash equivalents at beginning of period                                   142               145
                                                                            ----------         ---------
Cash and cash equivalents at end of period                                  $      162         $     115
                                                                            ==========         =========
Issuance of common stock in exchange for note receivable                    $     ---          $     600
                                                                            ==========         =========

                  See notes to condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                           November 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

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

3.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                                 Three Months Ended                Nine Months Ended
                                                                     November 30,                     November 30,
                                                                 1998             1997            1998             1997
                                                               -------          -------        --------         --------
Numerator:

Net income applicable to common shareholders                   $   102          $  1,199       $  10,298        $  8,188
                                                               =======          ========       =========        ========
Denominator:

Denominator for basic earnings per share-weighted                8,818             8,697           8,780           7,475
  average shares

Effect of dilutive securities:
   Employee Stock Options                                          288               402             352             406
                                                               -------          --------       ---------        --------
Denominator for diluted earnings per share-adjusted
  weighted-average shares and assumed conversions                9,106             9,099           9,132           7,881
                                                               =======          ========       =========        ========

Basic earnings per share                                       $  0.01           $  0.14        $   1.17         $  1.10
                                                               =======          ========       =========        ========
Diluted earnings per share                                     $  0.01           $  0.13        $   1.13         $  1.04
                                                               =======          ========       =========        ========

     The computation of diluted weighted average shares for the three months and nine months ended November 30, 1998 excludes 541,250 and 47,000 stock options, respectively, that are antidulitive based on the average market price for that period. The computation of diluted weighted average shares for the nine months ended November 30, 1997 excludes 43,750 stock options that are antidulitive based on the average market price for that period.


4.  ACQUISITIONS


     In November 1998, the Company purchased the HVAC operations and substantially all the related assets of Tesco Distributors, Inc., a six branch distributor in the New York City and New Jersey markets. One of the branches is in a top 100 SMSA not previously served by the Company. For the year ended December 31, 1997, the acquired business had net sales in excess of $14.0 million and derived substantially all its net sales from HVAC and refrigeration products.

     In November 1998, the Company purchased the HVAC operations and substantially all the related assets of Climate Supply Company, Inc., a six branch distributor in the Dallas, Texas market. One of the branches is in a top 100 SMSA not previously served by the Company. For the year ended December 31, 1997, the acquired business had net sales in excess of $7.0 million and derived substantially all its net sales from HVAC and refrigeration products.

     Pro forma Data:

     The following table summarizes unaudited pro forma financial information of the Company as if the June 1998 acquisition of Park Heating and Air Conditioning Supply Co., Inc. had occurred as of March 1, 1997. Pro forma results have not been presented for those acquisitions which were not significant during the periods presented. These unaudited pro forma results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisition had occurred on March 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods.

     The adjustments to the historical data reflect the following:
(i) interest expense assuming the Company financed the acquisition at a rate of 7.3%; (ii) amortization of the excess of cost over acquired net assets; (iii) income taxes on the earnings of the acquiree adjusted to reflect the Company's effective tax rate; and (iv) the income tax effect of such pro forma adjustments. The pro forma adjustments are based on the available information and certain assumptions that management believes are reasonable.

                                       Nine Months Ended  Year Ended
                                          November 30,    February 28,
                                               1998          1998
                                        ----------------  -----------

Net sales                                 $  514,217       $  518,105
                                          ==========       ==========
Net income                                $   10,554       $    9,176
                                          ==========       ==========
Basic earnings per share                  $     1.20       $     1.18
                                          ==========       ==========
Diluted earnings per share                $     1.16       $     1.12
                                          ==========       ==========

5.   CONTINGENCIES

     From time to time, the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain statement of income data to net revenue for the periods indicated.

                                                       Three Months Ended                  Nine Months Ended
                                                           November 30                        November 30
                                                     ----------------------            ------------------------
                                                       1998          1997                1998           1997
                                                     --------      --------            --------       ---------
 Net sales                                            100.0 %       100.0 %             100.0 %         100.0 %
      Cost of products sold                            76.0          76.5                76.2            76.5
                                                     ------        ------              ------         -------
 Gross profit                                          24.0          23.5                23.8            23.5
      Warehousing, selling, and
        administrative expenses                        22.5          21.1                19.4            19.1
                                                     ------        ------              ------         -------
 Operating earnings                                     1.5           2.4                 4.4             4.4

 Other expense:
      Interest expense, net                             0.8           0.1                 0.7             0.4
      Other expense                                     0.7           0.8                 0.5             0.6
                                                     ------        ------              ------         -------
 Income (loss) before income taxes                     (0.0)          1.5                 3.2             3.4
 Provision (benefit) for income taxes                  (0.1)          0.5                 1.0             1.2
                                                     ------        ------              ------         -------
 Net income                                             0.1  %        1.0 %               2.0 %           2.2 %
                                                     ======        ======              =======        =======


RESULTS OF OPERATIONS

     Net sales of $148.1 million in the quarter ended November 30, 1998 increased 26.3% from $117.1 million for the comparable period in 1997. For the quarter, same store daily sales increased 8.1% as compared to the prior year. Net sales of $503.6 million in the nine months ended November 30, 1998 increased 33.4% from $377.4 million for the comparable period in 1997. Same store daily sales for the nine months ended November 30, 1998 increased 10.0% over the same period in the prior year. Net sales from acquisitions contributed to the remainder of the net sales growth in the quarter and nine months ended November 30, 1998.

     Net sales of HVAC products increased 9.9% on a daily same store basis in the quarter ended November 30, 1998 as compared to the prior year, while net sales for the nine month period increased 15.2% over the prior year. Net sales of refrigeration equipment, parts, and supplies increased 5.5% and 3.3%, respectively, as compared to the prior year on a daily same store basis in the quarter and nine months ended November 30, 1998. The Company has continued to gain market share from its Thermalzone(TM) private label equipment line. Net sales in the quarter ended November 30, 1998 for Thermalzone(TM) products increased 37.9% over the prior year, while net sales in the nine months ended November 30, 1998 increased 45.1% over the prior year.
The Company has also expanded the refrigeration product offering of 63 branches strategically located across the nation, which enables the Company to provide same day delivery of refrigeration products to a majority of its customers. Net sales for the quarter and nine months ended November 30, 1998 from national accounts also increased 29.7% and 32.3% over the prior year, respectively.

     Gross profit for the quarter ended November 30, 1998 increased 28.7% to $35.5 million from $27.6 million in the prior year. For the nine months ended November 30, 1998, gross profit increased 35.5% to $120.0 million from $88.6 million in the prior year. Greater sales volume is the main contributor to the increased gross profit. The gross profit percentage increased to 24.0% during the quarter ended November 30, 1998 as compared to 23.5% during the same quarter in the prior year. Similarly, the gross profit percentage increased to 23.8% during the nine months ended November 30, 1998 as compared to

23.5% during the same period in the prior year. During the year, the Company also received improved terms and prompt payment discounts from suppliers. The Company also revised its purchasing practices to take further advantage of manufacturer rebate programs and volume purchase discounts.

     Warehousing, selling, and administrative expenses during the quarter increased 34.5% to $33.3 million from $24.8 million in the prior year. For the nine months ended November 30, 1998, warehousing, selling, and administrative expenses increased 36.1% to $97.7 million from $71.8 million in the prior year. A significant amount of the increase can be attributed to the normal operating expenses of the acquired branches. As a percentage of net sales, warehousing, selling, and administrative expenses increased to 22.5% in the quarter from 21.1% in the prior year. For the nine months ended November 30, 1998, warehousing, selling, and administrative expenses increased to 19.4% from 19.1% in the prior year. In the quarter ended November 30, 1998, the Company completed the conversion of its operations to a new enterprise-wide management information system. To facilitate a smooth transition to the new system with minimal disruption to its customers, the Company retained seasonal employees at its branches and warehouses through the transition period. Likewise, additional administrative costs were incurred at the corporate office during this transition period for the same reason. In addition, for the quarter and nine months ended November 30, 1998, warehousing, selling, and administrative expenses for the acquired branches that have not yet been converted to the Company's centralized management system were higher than the expenses for average core branches.

     Interest expense during the quarter ended November 30, 1998 increased to $1.2 million from $173,000 in the previous year. For the nine months ended November 30, 1998, interest expense increased to $3.5 million from $1.4 million in the previous year. The Company utilized the Working Capital Facility (as defined below) to fund all its acquisitions in the past year. To avoid disruptions during the transition to the new system, the inventory was increased to a higher than normal level and maintained at that level through the transition.
In addition, the mailing of customer statements was delayed in September and October as the new system become operational. Both of these situations resulted in increased bank borrowings during the quarter. The Company's average borrowings under the Working Capital Facility increased by $67.3 million over the previous year. The accounts receivable securitization borrowing (the "Securitization Program") was recorded as a sale of assets; therefore, approximately
$63 million of accounts receivable and debt are not reflected on the Company's balance sheet at November 30, 1998. The discount on the sale of accounts receivable of $1.1 million and $834,000 for the three months ended November 30, 1998 and November 30, 1997, respectively, was recorded as other expense on the statements of income. For the nine months ended November 30, 1998 and 1997, the discount on the sale of accounts receivable was recorded as other expense on the statements of income at $2.8 million and $2.4 million, respectively.
The average rate of interest on all debt, including the Securitization Program, for the quarter ended November 30, 1998 was 6.95%, as compared to 6.97% for the same period in the previous year.

     The income tax benefit of $127,000 for the quarter ended November 30, 1998 is a result of nontaxable amortization income and the lower level of income before income taxes. Income taxes increased $1.7 million to $5.7 million for the nine months ended November 30, 1998 due to greater income before taxes. The Company's effective income tax rate was 35.8% for the nine months ended November 30, 1998 as compared to 36.1% in the prior year. The Company's effective income tax rate is lower than the statutory rate due primarily to nontaxable amortization income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the nine months ended November 30, 1998, cash provided by operating activities was $6.4 million as compared $15.6 million for the nine months ended November 30, 1997. Net cash used in investing activities was $46.8 million for the nine months ended November 30, 1998 as compared to $22.8 million for the nine months ended November 30, 1997. In the nine months ended November 30, 1998, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning, Inc., Tesco Distributors, Inc., and Climate Supply Company, Inc. for an aggregate cash price of $41.1 million as compared to $20.6 million for the acquisition of Bellows-Evans, Inc., Trigg Supply, Inc., Heating and Cooling Distributors, Inc., Saez Refrigeration, Inc. , Superior Supply Company, and General Heating and Cooling, Inc. in the prior year. Net cash provided by financing activities was $40.4 million for the nine months ended November 30, 1998, while such activities provided $7.2 million in the nine months ended November 30, 1997.

     The Company's working capital increased to $97.4 million at November 30, 1998 from $68.8 million at February 28, 1998.

     At November 30, 1998, the Company had senior borrowings of $145.5 million under its $240.0 million Credit Facilities, of which $27.9 million was unused and available. The Company's senior indebtedness consists of $82.1 million under the Working Capital Facility and $63.4 million under the Securitization Program (collectively, the "Credit Facilities"). The Securitization Program is an off balance sheet arrangement that provides for the transfer and sale of accounts receivable to a special purpose corporation. The weighted average interest rate on the Credit Facilities at November 30, 1998 was 6.65%. This rate fluctuates with the commercial paper and LIBOR rates.

     On October 16, 1998, the Working Capital Facility Credit
Agreement (the "Credit Agreement") was amended to increase the two $15.0 million term loans ("Tranche A" and "Tranche B") to $25.0 million a piece. The Credit Agreement provides a total facility commitment of $140.0 million, which also includes a $80.0 million Revolving Credit Loan (the "Revolver") and a $10.0 million swing-line facility (the "Swingline"). The Credit Agreement will expire on August 6, 2003. The Tranche A term loan matures on September 30, 2003 and the Tranche B term loan matures on September 30, 2005. On October 16, 1998, the Securitization Program agreement was also amended to increase the facility by $40.0 million to $100.0 million.

     The Company's capital expenditures, excluding acquisitions, for the nine months ended November 30, 1998, were $5.9 million as compared to $2.3 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software.

     Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through the following year. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.

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

     The Company has separated its Year 2000 project into four phases. Within each phase, the Company reviews and addresses Year 2000 issues with respect to both information and non-information technology systems. During Phase I, Millennium Impact Analysis, which was completed in July 1998, the Company reviewed all its business segments for Year 2000 issues. As issues were identified, the Company developed strategies to resolve them. As a part of Phase II, Project Tactical Planning, which was also completed in July 1998, a project budget and work plan was developed to resolve the Year 2000 issues
identified in the previous  phase.   Currently, the Company is in the
midst of Phase III, Conversion and System Training. By the end of this phase, the Company expects to have replaced or modified all affected mission critical systems. The Company intends to complete this phase in September 1999. In the final phase, Phase IV, Year 2000 Simulation & Deployment, the Company will perform a simulation test to confirm that all systems are compliant. The Company has scheduled completion of this phase for September 1999.

     In the absence of the steps outlined above, the Company's operations could be adversely affected by Year 2000 issues. The Company has replaced and upgraded its supply chain and financial management systems with enterprise software that is Year 2000 compliant and which will also improve the Company's responsiveness to its customers and suppliers. The Company has also targeted non-compliant Point-Of-Sale ("POS") hardware and software for replacement. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them. Previously, the Company mailed surveys to these key third parties. As of this date, all responses have indicated that these parties intend to be Year 2000 compliant. The Company will continue to pursue surveys from unresponsive parties, as well as continue to monitor the status of key third parties.

     Since the Company primarily chose to replace its main operating system to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. The Company has budgeted $500,000 for the replacement and upgrading of POS hardware and software. The Company has budgeted an additional $1,000,000 to replace non-compliant phone systems, security systems, and office equipment. The Company anticipates the replacements of mission critical systems to be completed by September 1999.

     Should the Company or a number of its key suppliers not be in compliance with Year 2000 requirements as of January 1, 2000, the Company may not be able to provide reliable data to management in a timely manner. If any one of the financial institutions with whom the Company transacts business were to be non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions could be adversely affected. The Company is in the process of developing its contingency plan to resolve currently identified risk areas by January 1, 2000. As other potential risk areas become apparent, the Company intends to develop alternative solutions. However, if the Company, its vendors, or its customers, are unable to resolve their significant Year 2000 issues in time, it could result in a material financial risk.

     The statements in this report that relate to future plans, expectations, events, performances, and the like are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities and Exchange Act of 1934. Actual results or events could differ materially from those described in the forward-looking statements due to a variety of factors, including inaccurate guarantees by computer hardware and software vendors, third party non-compliance, difficulties obtaining appropriate technical support due to the demand for individuals with the the special skills necessary to resolve Year 2000 issues and for the reasons outlined in the Company's other filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On October 15, 1998, the Company entered into two interest rate swap agreements to hedge interest rate costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt, to the extent of the notional amount, to fixed-rate debt with effective per annum interest rates of 4.71% and 4.96% with respect to the London Interbank Offered Rate portion of such borrowings. The aggregate notional principal amount of such agreements is $60.0 million, $40.0 million of which became effective October 19, 1998 and matures October 19, 2001, and $20.0 million which became effective October 19, 1998 and matures October 19, 2003.

       The counterparty to such agreements is a major financial institution, and therefore, credit losses from counterparty nonperformance are not anticipated.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     See Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 5.   Other Information

     On January 8, 1999, Mr. Gerald V. Gurbacki informed the Company's Board of Directors of his decision to retire from all positions held with the Company and its subsidiaries and to pursue other personal interests. The terms of his retirement were memorialized in an agreement dated January 13, 1999, which Mr. Gurbacki may revoke at any time within seven days of signing the agreement. Pursuant to the terms of this agreement, Mr. Gurbacki will receive his base salary immediately prior to retirement for a period of two years and Mr. Gurbacki and his eligible dependents will be afforded health insurance at the Company's expense for up to two years. In addition, Mr. Gurbacki agreed to decrease the available time period for exercising his remaining stock options. Finally, the Company and Mr. Gurbacki have exchanged customary mutual releases.

Item 6.   Exhibits and Reports on Form 8-K

      (a)     Exhibits

     10.14E Third Amendment to Amended and Restated Credit Agreement dated October 16, 1998

     10.19B   Fourth Amendment to Securitization Agreements dated
              October 16, 1998

     10.27 Interest Rate Swap Agreement between Suntrust Bank and Pameco Corporation dated October 15, 1998

     27.      Financial Data Schedule (for SEC use only)

      (b)     Reports on Form 8-K

              The Company filed an amendment to its Current Report on Form 8-K with the Commission on September 8, 1998.

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

                                   PAMECO CORPORATION
                                   -----------------------------------
                                   (Registrant)


                              By:  /s/ THEODORE R. KALLGREN
                                   -----------------------------------
                                   Theodore R. Kallgren
                                   Chief Financial Officer

January 14, 1999                   (Mr. Kallgren has been duly authorized
                                      to sign on behalf of the registrant)

                             Exhibit Index

    Exhibit No.               Exhibit
    ----------                -------

     10.14E Third Amendment to Amended and Restated Credit Agreement dated October 16, 1998

     10.19B Fourth Amendment to Securitization Agreements dated October 16, 1998

     10.27 Interest Rate Swap Agreement between Suntrust Bank and Pameco Corporation dated October 15, 1998

     27.            Financial Data Schedule (for SEC use only)