Form 10-Q/A
period 1998-08-31
PAMECO CORP
filed 1999-02-17
CIK 1036283

FORM 10-Q/A
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes /X/     No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Class A Common Stock, $.01 par value,  4,878,284 shares and Class B
Common Stock, $.01 par value, 3,942,782 shares, both as of October 7, 1998.


                          PAMECO CORPORATION

                                 INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets-August 31, 1998
                 and February 28, 1998                                    3
               Condensed Consolidated Statements of Income-Three
                 Months ended August 31, 1998 and 1997                    4
               Condensed Consolidated Statements of Income-Six
                 Months ended August 31, 1998 and 1997                    4
               Condensed Consolidated Statements of Cash Flows-Six
               Months ended August 31, 1998 and 1997                      5
               Notes to Condensed Consolidated Financial Statements       6

SIGNATURES                                                                9

                                  PART I. FINANCIAL INFORMATION
                                        PAMECO CORPORATION

The financial information contained herein is identical to that in the original filing, except for the inclusion of the pro forma data in Note 4 below concerning the acquisition of Park Heating and Air Conditioning Supply, Inc., which was omitted from the original filing.

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

                                                        PAMECO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share amounts)
                                                           (UNAUDITED)

                                                                   Three Months Ended              Six Months Ended
                                                                        August 31                     August 31
                                                                 -----------------------       ------------------------
                                                                   1998           1997           1998            1997
                                                                 --------       --------       --------        --------
Net sales                                                        $210,293       $146,460       $355,487        $260,195
Costs and expenses:
    Cost of products sold                                         159,810        112,078        270,956         199,202
    Warehousing, selling, and administrative expenses              35,006         23,853         64,424          47,062
                                                                 --------       --------       --------        --------
                                                                  194,816        135,931        335,380         246,264
                                                                 --------       --------       --------        --------
Operating earnings                                                 15,477         10,529         20,107          13,931

Other expense:
    Interest expense, net                                          (1,286)           (19)        (2,308)         (1,238)
    Discount on sale of accounts receivable and other expense        (978)          (912)        (1,738)         (1,608)
                                                                 --------       --------       --------        --------
Income before income taxes                                         13,213          9,598         16,061          11,085
Provision  for income taxes                                         4,905          3,624          5,870           4,096
                                                                 --------       --------       --------        --------
Net income                                                       $  8,308       $  5,974       $ 10,191        $  6,989
                                                                 ========       ========       ========        ========

Basic earnings per share                                         $   0.95       $   0.70       $   1.16        $   1.02
                                                                 ========       ========       ========        ========
Basic weighted average shares outstanding                           8,782          8,528          8,761           6,879
                                                                 ========       ========       ========        ========

Diluted earnings per share                                       $   0.91       $   0.67       $   1.11        $   0.96
                                                                 ========       ========       ========        ========
Diluted weighted average shares outstanding                         9,180          8,970          9,143           7,316
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

                                            Six Months Ended      Year Ended
                                                August 31         February 28
                                                  1998               1998
                                            -----------------     -----------

Net sales                                       $366,150           $541,767
                                                ========           ========

Net income                                      $ 10,447           $  8,961
                                                ========           ========

Basic earnings per share                        $   1.19           $   1.15
                                                ========           ========

Diluted earnings per share                      $   1.14           $   1.10
                                                =========          =========


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

                                   PAMECO CORPORATION
                                   -----------------------------------
                                   (Registrant)


                              By:  /s/ THEODORE R. KALLGREN
                                   ---------------------------------------
                                   Theodore R. Kallgren
                                   Chief Financial Officer

February 17, 1999                 (Mr. Kallgren has been duly authorized
                                     to sign on behalf of the registrant)