Form 10-K
period 1999-02-28
PAMECO CORP
filed 1999-06-15
CIK 1036283

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

                  For the fiscal year ended February 28, 1999

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

                                Not applicable

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $15,779,059, on May 14, 1999.

  The number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 5,395,678 and 3,792,926 respectively, as of May 14, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

 PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     4
 Item 3.  Legal Proceedings..............................................     5
 Item 4.  Submission of Matters to a Vote of Security Holders............     5
 PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters.......................................................     6
 Item 6.  Selected Financial Data........................................     8
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     8
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    15
 Item 8.  Consolidated Financial Statements and Supplementary Data.......    16
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    36
 PART III
 Item 10. Directors and Executive Officers of the Registrant.............    36
 Item 11. Executive Compensation.........................................    36
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    36
 Item 13. Certain Relationships and Related Transactions.................    36
 PART IV
 Item 14. Exhibits, Financial Statement Schedule and Reports on
           Form 8-K......................................................    36
 Signatures...............................................................   38

                                    PART I

Item 1. Business

Overview

  Pameco Corporation ("Pameco" or the "Company") is one of the largest distributors of heating, ventilation, and air conditioning ("HVAC") systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 28, 1999, the Company operated 361 branches in 47 states and Guam which are located in 95 of the top 100 standard metropolitan statistical areas ("SMSAs") in the country. The Company's products include a complete range of central air conditioners, heat pumps, furnaces and parts and supplies for the residential market, and condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for the commercial market. In fiscal 1999, the Company's HVAC business generated approximately 57.7% of its revenues, while the refrigeration business generated the balance. In fiscal 1999, Pameco primarily focused on generating net sales from the repair and replacement market, which is higher margin and less cyclical than the new construction market due to end-users' needs for immediate service and expert technical advice. Management believes that Pameco is one of a small number of companies in the United States which offers a complete line of HVAC and refrigeration products on a significant scale on a nationwide basis.

  Pameco attributes its leadership position in the HVAC and refrigeration distribution industries primarily to its operating philosophy. The Company emphasizes personalized customer service and convenient "one-stop" shopping to meet each customer's needs at both the local and national level. The Company's branch, outside sales, and field associates offer customers technical advice and service in diagnosing problems and recommending solutions, which are an essential element of the Company's customer orientation. The Company believes that its size, its financial resources and its position as a national distributor of HVAC and refrigeration products allow it to provide superior customer service by offering immediate access to a complete product line of equipment, parts and supplies through its 361 branches and 6 regional distribution centers.

The Industry

  Based upon projections in the most recent industry report available, management estimates that sales in the residential and light commercial heating and cooling equipment and commercial refrigeration markets (excluding product markets in which the Company does not compete) will total approximately $12.7 billion and $3.5 billion, respectively, in 1999. The combined $16.2 billion industry includes equipment, parts and supplies distributed by wholesalers and by OEMs' captive distribution arms, but excludes HVAC systems sold for use in large commercial projects and refrigeration products sold in the residential market.

  Management believes that the market for the Company's products is fragmented for several reasons. First, key manufacturers have historically limited their distribution rights, including those granted to Pameco, to selected geographic areas. Second, customers prefer doing business at branch locations within a 30-minute commute (five to 15 miles) of their job sites. This preference limits the geographic area that a particular branch can support. Finally, distributors typically do not stock all HVAC and refrigeration products at the branch level; instead, each maintains an inventory of the most frequently purchased stockkeeping units ("SKUs"). If a particular distributor (such as Pameco) does not stock an infrequently purchased item required immediately by a particular customer, that customer may conduct business with one of the distributor's competitors.

  Given the fragmentation of the market, management believes that the HVAC and refrigeration distribution industry is well-positioned for consolidation. In particular, management believes that many of the smaller distributors in its industry are finding it increasingly difficult to compete in the current market because they generally lack the financial resources of larger entities. The financial constraints limit their ability to offer broad product lines and multiple brands. They are also unable to afford sophisticated inventory management and control systems necessary to operate multiple branches effectively or to invest significant resources in the information technology necessary to improve inventory flow.

  During the last three fiscal years, the Company has made approximately fifteen acquisitions, in line with its strategy to occupy a leading position in the consolidating distribution segment of the climate control industry, building a centralized national distribution network. Through these acquisitions, the Company has established a national presence, spanning 95 of the top 100 population centers in the United States. With these acquisitions complete, the Company is now focused on integrating the business processes and information systems of the acquired companies and on growing its market share in these 95 large markets. Once this integration is complete and the methods are installed to facilitate targeted growth, the Company will evaluate the market opportunities for acquisitions and once again refocus its business strategy.

  The Company intends to realize the advantages provided from its scale by achieving the following objectives in the year ending February 29, 2000 ("Fiscal 2000"):

1. Redefine and enhance the key business processes across the Company's locations to enable the efficient and effective delivery of its product and services and the communication of information so as to provide enhanced customer service at the lowest total delivered cost--This redefinition and enhancement will focus on the manner in which the Company conducts business with its customers and suppliers. The Company will enhance the point of customer focus in its branches after carefully evaluating the potential in each of the markets served. Several branches will be resized, based on the local market demands and potential. The method of resupply to these branches will be redesigned through shifts in the current distribution center network and redefinition of key supplier responsibilities for inventory management and flow. With the enhanced emphasis on customer focus at the branches, certain functions performed in the Company's Norcross location will be shifted closer to its customers so as to provide more timely and effective customer service.

2. Successfully complete the initial installation of an enterprise system technology solution to enable more timely and accurate data communications so as to provide enhanced customer service at the lowest total delivered cost--The installation of the enterprise system technology solution will enable the enhancement of the customer focus in the Company's branches. The initial software installation was troubled, but is now progressing quickly. The Company expects the installation of enhanced functionality and the training of personnel will be completed during fiscal 2000. The applications of this enabling technology are already being extended. All branches will have Internet connectivity by fall of 1999. E-commerce applications for customers and for suppliers are currently being evaluated. The Company anticipates that a number of its key business processes, which have high customer impact, will lend themselves to enhancement once the new technology platform is in place.

3. Enhance the capabilities of its associates to those skill sets required in an integrated supply company which uses its scale to interface with its suppliers and to serve customers more efficiently and effectively--The skill sets of the Company's associates will be extended through a number of training programs currently under development. These programs, some of which are being contracted from outside the Company, focus on customer service skills, technical skills, interpersonal skills and business management skills. An example of the type of programs being developed are the technical training programs necessary for North American Training Excellence ("NATE") certification. A number of these programs will be delivered at local sites over the Internet using the Company's new technology platform. The first of these programs are expected to be available in the fall of 1999.

The Company intends to realize its goal of growing market share in its present markets by achieving the following objectives in fiscal 2000:

1. Expand the products and services available to its current customers.-- Having the right product at the right time and at the right price available to the customer is key to the Company's business. The Company's scale provides it with a unique opportunity in the market to have a greater array of products and services available to the customer. With the enhancing of the customer focus in the local markets, the Company will undertake customer outreach programs to better understand how it can bring greater value to the relationships it has with its customers. The redefinition of the business processes and the installation of the new information technology platform will provide the Company with the ability to make each branch more unique and more tailored to the needs of each local market.

2. Expand the customer base served by its branches by better understanding the needs of potential customers and retrofitting the branches to respond to needs of the local markets.--The growth opportunity in these 95 markets is large. By enhancing the customer focus in the local markets the Company's branches will be able to leverage the scale of the Company to bring products and services into a "one-stop" environment. The marketing outreach programs will focus first on the needs of existing customers, then on the needs of potential customers within the local markets. Local market penetration programs will be developed based on customer attractiveness criteria currently under development. The first of these programs is expected to be available in fall of 1999.

Suppliers

  The Company's size and stature in the HVAC and refrigeration industries, as well as its strong and longstanding supplier relationships, enable the Company to obtain favorable terms from its supplers. Additionally, while supplers have traditionally resisted granting distribution rights on a national level, due to the Company's size and growth through acquisitions, Pameco has been granted nationwide distribution rights for certain product lines. Management believes that as the Company continues to grow, additional suppliers may grant the Company broader distribution rights.

  The Company believes that it has good relationships with its suppliers and that these relationships have been strengthened by the Company's acquisitions. However, a significant portion of the Company's distribution arrangements with its suppliers are verbal. Further, many of these distribution rights may be terminated by the supplier immediately or upon short notice.

  During fiscal 1999, the Company purchased approximately $491.9 million of products for resale, of which approximately 43.1% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 70.9% of total purchases. No single supplier accounted for more than 13.3% of the Company's total purchases.

Customers

  The Company currently serves over 55,000 customers, with no single customer accounting for more than 2.5% of the Company's total sales and with the top ten customers representing less than 7.5% of total sales in fiscal 1999.

Competition

  The Company's business is highly competitive and fragmented. The Company competes with a wide variety of traditional HVAC and refrigeration product distributors in each of the Company's geographic markets. Most such distributors are small enterprises maintaining between one and ten branches and selling to customers in a limited geographic area. The Company also competes to some extent with the manufacturers of HVAC and refrigeration products, although management believes these manufacturers cannot compete effectively with the broad product lines and additional services offered by distributors, such as the Company. The primary competitive factors within the Company's industries include breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service capability and price. In general, the Company believes that national and multi-regional wholesalers, such as the Company, enjoy substantial competitive advantages over small, independent wholesalers that cannot afford to maintain Pameco's comprehensive product offerings. The Company believes that its ability to compete effectively is dependent upon its ability to respond to the needs of its customers through quality service and product availability.

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

Associates

  As of February 28, 1999, Pameco employed 1,691 associates, 276 of whom were employed primarily in management and administration, 124 in regional distribution centers and 1,291 in sales and field operations. Pameco expects that it will increase the number of its associates as it opens additional branches and otherwise expands its business. The Company's associates are not subject to any material collective bargaining agreements, and management believes that its relationship with its associates is good.

Forward-Looking Statements

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation the Company's plans for future business development activities, product mix, margin enhancements, the timely review of the Company's management information system ("MIS") and the successful implementation of the MIS and any additional enterprise wide software required to enhance the functionality thereof, eventual improvements to the Company's logistics and delivery system through the MIS, and the Company's ability to operate acquired companies in a profitable manner. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Such risks include, without limitation, risks associated with the Company's information technology, including its MIS, the risk that the Company will not be able to successfully implement its new strategies, the risk that new acquisitions will not be successfully integrated into the Company, the seasonality and cyclicality of the Company's sales, the Company's competition, the Company's dependence on supplier relationships, the increased presence of buying groups and risks related to the Company's borrowings.

Item 2. Properties

  The Company currently maintains its corporate headquarters in Norcross, Georgia. The lease expires in July 2003. The Company believes that its current office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

  Pameco leases its six distribution centers pursuant to agreements expiring from five to 10 years. As of February 28, 1999, the Company operated 361 branches in 47 states and Guam, of which five are owned. The Company's branch leases have terms expiring from one to seven years, with its leases typically having renewal options. Management believes that none of Pameco's leased facilities, individually, is material to the Company's operations.

Item 3. Legal Proceedings

  From time to time, the Company is involved in claims and legal proceedings in the ordinary course of business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

  None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Registrant was incorporated in March 1997, and since June 4, 1997 its Class A Common Stock has been traded on the New York Stock Exchange. As of May 14, 1999, there were approximately 1,700 beneficial holders and 360 holders of record of the Class A Common Stock. As of May 14, 1999, there were 60 holders of record of the Class B Common Stock.

  During the past three years, the following persons were issued Class A Common Stock of the Registrant or its predecessor based on the exemption provided under Section 4(2) of the Securities Act of 1933 on the date and for the consideration referenced below:

    Name                               No. Shares Date of Issuance Consideration
    ----                               ---------- ---------------- -------------
*J Chelsey Culpepper..................      625       07/31/97      $ 3,400.00
*Hector M. Colon......................      375       07/09/97        1,800.00
*Robert J. Duncan.....................      375       06/23/97        1,800.00
*Mary C. Barnett......................      375       06/20/97        1,800.00
*Eugene H. Dill.......................      375       06/19/97          330.00
*James E. Plew........................      375       06/19/97          330.00
*Andrew F. Ross.......................      375       06/19/97          330.00
*Garland A. Smith.....................      375       06/19/97          330.00
*Randall Fly..........................    5,000       06/17/97        4,400.00
*Charles Bailly.......................      375       06/16/97          330.00
*David Whitman........................      375       06/16/97          330.00
*James C. Herlinger...................      375       06/12/97          330.00
*Wally W. George......................    5,000       06/11/97        4,400.00
*Philip A. Mattera....................      375       06/11/97          330.00
*Francis S. Dzialo....................      375       06/10/97          330.00
*Lawrence C. Olson....................    6,250       06/10/97        5,500.00
*Thomas S. Greenway...................      375       06/09/97          330.00
*John K. Hammer.......................      375       06/09/97          330.00
*Jacke Reynolds.......................    5,000       06/09/97        4,400.00
*John D. Davis........................      375       06/06/97          330.00
*Pedro Morales........................      375       06/04/97          330.00
*Steve Ferguson.......................      375       05/28/97          330.00
*Paul J. Smith........................      625       05/21/97        4,000.00
*Al J. Lendino........................    5,000       05/16/97        4,400.00
*J.W. Leneave.........................    6,250       05/02/97        5,500.00
*Ronald T. Nakamura...................    5,000       05/02/97        4,400.00
*David P. Satterthwaite...............    3,125       05/02/97        2,750.00
*Robert Ellis.........................      375       04/14/97          330.00
*Gary Wadsworth.......................    1,562       04/14/97        1,375.00
*Jesus B. Pizarro.....................    5,000       04/10/97        4,400.00
*Charles Sorrentino...................   21,875       04/07/97      140,000.00
*J. Christopher van Ee................   19,031       04/07/97       30,100.00
*Mark L. Davison......................    1,875       04/04/97       15,000.00
*Philip J. Filer......................    3,987       04/04/97       19,140.00
*Donagh M. Kelly......................   22,916       04/04/97       27,580.00
*James R. Balkcom, Jr.................   12,500       04/03/97      100,000.00
*Theodore R. Kallgren.................   17,312       04/03/97       39,000.00
*Jeffrey S. Ruege.....................   19,997       04/03/97       39,638.00
*Brian T. Silva.......................      375       04/03/97          330.00
*Walter W. Wilcox.....................    6,250       04/03/97        5,500.00
*Mark A. Graham.......................   12,362       04/02/97       44,620.00

    Name                              No. Shares Date of Issuance Consideration
    ----                              ---------- ---------------- -------------
*Thomas L. Jacques...................    7,625       04/01/97       41,350.00
*Mary M. McCulley....................    2,750       04/01/97       13,200.00
*Jeffrey D. Ward.....................    3,525       03/31/97       15,110.00
*Paul K. Bois........................   14,375       03/27/97       12,650.00
*Gerald V. Gurbacki..................   76,875       03/20/97      492,000.00
James R. Balkcom, Jr.................   62,500       03/10/97      600,000.00
*James Giolas........................    5,000       03/10/97        4,400.00
*Steven J. Pavlichek.................      416       01/22/97        2,664.00
*Patricia M. Fowler..................      541       12/31/96        1,394.00
Michael Bulkin and Rosemary E.
 Bulkin, as joint tenants with the
 right of survivorship...............   12,500       12/09/96      105,000.00
James R. Balkcom, Jr.................   47,618       12/03/96      399,997.50
Linda P. Balkcom.....................   35,713       11/28/96      299,995.50
Mary Kathryn Balkcom.................    5,952       11/28/96       50,001.00
Julie Balkcom Green..................    5,952       11/28/96       50,001.00
*Benjamin A.H. Dacke.................    3,125       07/09/96        2,750.00

--------
*Pursuant to the exercise of stock options

  The following table sets forth for the periods indicated the high and low sales prices of the Class A Common Stock on the New York Stock Exchange. The Company has not paid dividends on its Class A Common Stock. The Company intends to retain its earnings to finance its growth and for general corporate purposes. Under the terms of its credit agreements, the Company may not pay dividends without the consent of its lenders. Prior to the Company's initial public offering ("IPO") in June 1997, there was no market for the Company's stock.



      Stock Market Price Range                                      Low    High
      ------------------------                                     ------ ------
First Quarter--March 1, 1998--May 31, 1998........................ $16.38 $20.50
Second Quarter--June 1, 1998--August 31, 1998..................... $17.00 $23.75
Third Quarter--September 1, 1998--November 30, 1998............... $13.69 $16.31
Fourth Quarter--December 1, 1998--February 28, 1999............... $ 6.69 $13.75

First Quarter--March 1, 1997--May 31, 1997........................    --     --
Second Quarter--June 1, 1997--August 31, 1997..................... $16.00 $22.56
Third Quarter--September 1, 1997--November 30, 1997............... $15.75 $19.68
Fourth Quarter--December 1, 1997--February 28, 1998............... $15.50 $19.25

Item 6. Selected Financial Data


                            SELECTED FINANCIAL DATA
                   (In thousands, except per share amounts)

                                                    Year Ended
                         ----------------------------------------------------------------
                         February 28, February 28, February 28, February 29, February 28,
                           1999 (a)     1998 (b)     1997 (c)       1996         1995
                         ------------ ------------ ------------ ------------ ------------
Results of Operations
Net sales...............   $625,042    $ 484,010    $ 378,658    $ 334,537    $ 323,152
Net (loss) income
 applicable to common
 shareholders...........   $   (188)   $   8,846    $  10,732    $   5,494    $   4,271
Per Share Data
Basic (loss) earnings
 per share..............   $  (0.02)   $    1.14    $    1.82    $    0.88    $    0.68
Diluted (loss) earnings
 per share..............   $  (0.02)   $    1.08    $    1.71    $    0.83    $    0.65
Balance Sheet
 Information
Total assets............   $273,888    $ 210,812    $ 149,369    $ 119,167    $ 124,964
Long-term liabilities...   $ 99,283    $  45,911    $  36,299    $  42,972    $  45,842
Redeemable preferred
 stock..................        --           --           --     $   4,000    $   4,000

--------

(a) Reflects the results of operations of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning Supply Co., Inc., Tesco Distributors, Inc., Climate Supply Company, Inc. and Belleville Supply Company, Inc. from the respective dates of acquisition.

(b) Reflects the results of operations of Bellows-Evans, Inc., Trigg Supply, Inc., Heating Cooling Distributors, Inc., Saez Refrigeration, Inc., Saez Refrigeration of Hialeah, Inc., Superior Supply Company, General Heating and Cooling Company, and Williams Refrigeration, Inc. from the respective dates of acquisition.

(c) Reflects the results of operations of Chase Supply Company and Sid Harvey Industries from the respective dates of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Pameco Corporation is one of the largest distributors of HVAC systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 28, 1999, the Company operated 361 branches in 47 states and Guam, which are located in 95 of the top 100 SMSAs in the country.

  In fiscal 1999, Pameco primarily focused on generating net sales from the repair and replacement market, which is higher margin and less cyclical than the new construction market due to end-users' needs for immediate service and expert technical advice. Management believes that Pameco is one of a small number of companies in the United States which offers a complete line of HVAC and refrigeration products on a significant scale on a nationwide basis.

Results of Operations

  The table below sets forth certain consolidated historical operating information for the Company, as a percentage of total sales, for the periods indicated:

                                                       Year Ended
                                         --------------------------------------
                                         February 28, February 28, February 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Net sales...............................    100.0 %      100.0 %      100.0 %
Cost of products sold...................     76.5         76.2         75.4
                                            -----        -----        -----
Gross profit............................     23.5         23.8         24.6
 Warehousing, selling, and
  administrative expenses...............     21.5         20.4         21.4
 Severance..............................      0.3          0.0          0.0
 Executive cash bonus...................      0.0          0.0          0.6
 Restructuring..........................      0.6          0.0          0.0
 Amortization of excess of cost over
  acquired net assets...................      0.2          0.1          0.1
 Amortization of excess of acquired net
  assets over cost......................     (0.2)        (0.3)        (0.3)
                                            -----        -----        -----
Operating earnings......................      1.1          3.6          2.8
Other expense:
 Interest expense, net..................      0.8          0.4          1.0
 Discount on sales of accounts
  receivable and other expenses.........      0.5          0.6          0.4
                                            -----        -----        -----
(Loss) income before income taxes.......     (0.2)         2.6          1.4
(Benefit) provision for income taxes....     (0.1)         0.7         (1.5)
                                            -----        -----        -----
Net (loss) income.......................     (0.1)%        1.9%         2.9%
                                            =====        =====        =====

 Year ended February 28, 1999 Compared to Year Ended February 28, 1998

  Net sales of $625.0 million for the year ended February 28, 1999 increased 29.1% from $484.0 million for the year ended February 28, 1998. Same store daily sales increased 9.6% for the year ended February 28, 1999 as compared to the prior year.

  Acquired branches contributed significantly to the year to year growth in net sales. The net sales of HVAC products on a same store basis increased by 14.8% for the year ended February 28, 1999 as compared to the prior year. Continued net sales improvement in the Company's ThermalZone(TM) private label equipment line was the primary reason for the increase. Sales of refrigeration equipment, parts, and supplies increased 3.1% on a daily same store basis for the year ended February 28, 1999 as compared to the prior year.

  For the year ended February 28, 1999, gross profit increased 27.4% to $146.9 million from $115.3 million in the prior year. The Company's gross profit increased largely due to increased sales volume. The gross profit percentage decreased to 23.5% for the year ended February 28, 1999 as compared to 23.8% for the prior year. The Company sustained higher product shrinkage and damage expenses in the year ended February 28, 1999 than in the previous year. The gross profit also was adversely impacted by non-recurring charges primarily consisting of (i) the write down of inventories associated with certain discontinued product lines and (ii) other charges for damaged equipment in inventory. Without the effect of these non-recurring charges, the gross profit percentage would have been 24.1% for the year ended February 28, 1999. These reductions to gross profit were offset in part by improved terms and prompt payment discounts from key suppliers. The Company also revised its purchasing practices to take further advantage of manufacturer rebate programs and volume purchase discounts.

  Warehousing, selling, and administrative expenses for the year ended February 28, 1999 increased 36.4% to $134.7 million from $98.7 million in the prior year. Although a portion of the increase over the prior year can be attributed to the normal operating expenses of the acquired branches, the Company also incurred significant additional expenses during its conversion to a new enterprise-wide management information system ("MIS").

To facilitate a smooth transition to the new system with minimal disruption to its customers, the Company retained seasonal employees at its branches and warehouses through the transition period that lasted into the third quarter of this year. Likewise, additional administrative costs were incurred at the corporate office during this transition period for the same purpose. The Company also recorded non-recurring charges primarily consisting of
(i) expensing certain training and software costs relating to the implementation of the new MIS; and (ii) an increase in the Company's allowance for losses on accounts receivable relating to the increase in aging of such receivables because of billing statement delays and other inefficiencies associated with the transition to the new MIS. Warehousing, selling, and administrative expenses as a percentage of net sales increased to 21.5% for the year ended February 28, 1999 from 20.4% in the prior year. Without the effect of these non-recurring charges, the warehousing, selling, and administrative expenses as a percentage of net sales would have been 20.8% for the year ended February 28, 1999.

  For the year ended February 28, 1999, the Company recorded non-recurring charges of $1.5 million related to future severance payments to be paid to the Company's former president and chief executive officer, a former executive vice president, and its former chief information officer.

  For the year ended February 28, 1999, the Company recorded a $3.2 million restructuring charge for the costs relating to the downsizing of distribution centers and the closing or combining of branch locations. The Company also recorded an $840,000 charge for the costs associated with terminating its dedicated fleet contract.

  Interest expense during the year ended February 28, 1999 increased to $5.1 million from $2.0 million in the previous year. The Company's average borrowings under the Working Capital Facility (as defined below) increased by $64.8 million over the previous year. During the past fiscal year, the Company utilized the term loans to fund all its acquisitions. To avoid disruptions during the transition to the new MIS, the inventory levels were increased to a higher than normal level and maintained at that level through the transition period. In addition, the mailing of customer statements was delayed in September and October as the new system became operational. Both of these events resulted in increased bank borrowings during the third and fourth quarters of the year ended February 28, 1999. The Securitization Program (as defined below) was recorded as a sale of assets; therefore, approximately $43.6 million of accounts receivable and debt are not reflected on the Company's balance sheet at February 28, 1999. The discount on the sale of accounts receivable of $3.6 million and $3.0 million for the years ended February 28, 1999 and February 28, 1998, respectively, was recorded as other expenses on the consolidated statements of operations. The average rate of interest on all debt, including the Securitization Program, for the year ended February 28, 1999 was 7.0% as compared to 7.3% for the previous year.

  For the year ended February 28, 1999, the Company recorded an income tax benefit of $931,000. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.


 Year ended February 28, 1998 Compared to Year Ended February 28, 1997

  For the year ended February 28, 1998, net sales of $484.0 million increased 27.8% from $378.7 million for the year ended February 28, 1997. Same store daily sales increased 8.5% for the year ended February 28, 1998 as compared to the prior year.

  Although acquisitions were a key factor in the year to year growth, the sale of HVAC products on a same store basis increased by 15.4% for the year ended February 28, 1998 as compared to the prior year. Increased sales in the Company's ThermalZone(TM) private label equipment line contributed significantly to the increase. Sales of refrigeration equipment, parts, and supplies increased 2.6% on a daily same store basis for the year ended February 28, 1998 as compared to the prior year.

  Gross profit increased 23.7% to $115.3 million for the year ended February 28, 1998 from $93.2 million in the prior year. Increased sales volume was the primary reason for the increase in gross profit. The gross profit percentage decreased to 23.8% for the year ended February 28, 1998 as compared to 24.6% for the prior year.

During the year, the Company increased the volume of its lower margin ThermalZone(TM) product lines at a substantially faster rate than its higher margin refrigeration products. In addition, due to the unseasonably mild weather in the second quarter of the current fiscal year, many smaller distributors lowered prices to reduce their inventory levels; in these markets, the Company implemented competitive pricing strategies.

  Warehousing, selling, and administrative expenses for the year ended February 28, 1998 increased 21.6% to $98.7 million from $81.2 million in the prior year. A significant portion of the increase over the prior year can be attributed to the normal operating expenses of the acquired branches. In addition, the Company has added to its sales force to focus on sales at the local and national account level. Warehousing, selling, and administrative expenses as a percentage of net sales decreased to 20.4% for the year ended February 28, 1998 from 21.4% in the prior year. For the year, the growth in sales volume outpaced the related increase in incremental warehousing, selling, and administrative expenses.

  Interest expense during the year ended February 28, 1998 decreased to $2.0 million from $3.9 million in the previous year. The Company's average borrowings under the Working Capital Facility (as defined below) decreased by $814,000 in the year ended February 28, 1998. During fiscal year 1997, the Company reduced the interest rate it pays on its borrowings by refinancing its Credit Facilities (as defined below) and adding an accounts receivable program (the "Securitization Program"). In addition, $43.9 million of the proceeds from the Company's June 1997 initial public offering ("IPO"), which is further explained below, were used to repay $11.1 million of outstanding indebtedness to certain members and affiliates of a group of investors in the Company and $32.8 million of the outstanding balance of the Company's Working Capital Facility. The Securitization Program was recorded as a sale of assets; therefore, approximately $37.4 million of accounts receivable and debt were not reflected on the Company's balance sheet at February 28, 1998. The discount on the sale of accounts receivable of $3.0 and $1.4 million for the years ended February 28, 1998 and February 28, 1997, respectively, was recorded as other expenses on the consolidated statements of income. The average rate of interest on all debt, including the Securitization Program, for the year ended February 28, 1998 was 7.3% as compared to 8.5% for the previous year.

  The Company's effective tax rate was lower than the statutory rate in the years ended February 28, 1998 and 1997 as a result of the reduction of the deferred income tax asset valuation allowance due to management's belief that recognition of the related deferred tax assets was more likely than not. The reductions in the valuation allowance for the years ended February 28, 1998 and 1997 were $671,000 and $7.3 million, respectively.

Liquidity and Capital Resources

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities. For the year ended February 28, 1999, the cash provided by operating activities was $762,000 compared to cash provided by operating activities of $3.8 million for the year ended February 28, 1998. Net cash used in investing activities was $51.0 million for the year ended February 28, 1999 as compared to $50.0 million for the prior year. During the year ended February 28, 1999, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning Supply Co., Inc., Tesco Distributors, Inc., Climate Supply Company, Inc. and Belleville Supply Company, Inc. for an aggregate cash price of $45.7 million as compared to $44.6 million for the acquisition of Bellows-Evans, Inc., Trigg Supply, Inc., Heating and Cooling Distributors, Inc., Saez Refrigeration, Inc., Saez Refrigeration of Hialeah, Inc., Superior Supply Company, General Heating and Cooling, Inc., and Williams Refrigeration, Inc. in the prior year. Net cash provided by financing activities was $50.3 million for the year ended February 28, 1999, as compared to $46.2 million in the prior year.

  The Company's working capital increased to $97.5 million at February 28, 1999 from $68.8 million at February 28, 1998.


  At February 28, 1999, the Company had a $240.0 million Credit Agreement with one primary institution and several other participating lenders. The Credit Agreement provides for (a) a securitization commitment ("the

Securitization Program") of $100.0 million, (b) a revolving line of credit ("the Revolver") of $90.0 million, and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). These credit commitments (collectively, the "Credit Facilities") were increased to the present levels on October 16, 1998. The combined $240.0 million of facilities bear interest based at the commercial paper or the Eurodollar rate plus a margin as described below.

  The Company has a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sells the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. The capital commitment was $50.0 million at the beginning of the fiscal year and was increased to $100.0 million on October 16, 1998. At February 28, 1999 and February 28, 1998, accounts receivable of $43.6 million and $37.4 million, respectively, were sold under the Securitization Program. The sales of such accounts receivable have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company has not accrued a liability at February 28, 1999 and February 28, 1998 for such servicing as the Company believes such cost is not significant. The margin on the commercial paper rate for the Securitization Program ranges from 0.75% to 1.75%, depending upon the Company's interest coverage ratio, and was 1.00% at February 28, 1999. The borrowing rate at February 28, 1999 was 5.9%. The discount on the sale of accounts receivable was $3.6 million, $3.0 million and $1.4 million for the years ended February 28, 1999, February 28, 1998, and February 28, 1997, and such amounts are included in other expenses on the consolidated statements of operations.

  At February 28, 1999, the Company had borrowings of $49.7 million outstanding under the Revolver. These borrowings are due August 6, 2003. The margin on the Eurodollar rate for the Revolver ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The borrowing rate at February 28, 1999 was 6.7%.

  The Company had aggregate borrowings of $49.2 million outstanding at February 28, 1999 on Tranche A and Tranche B. The Tranche A term loan matures on September 30, 2003, and the Tranche B loan matures on September 30, 2005. The margin on the Eurodollar rate for the Tranche A ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The margin on the Eurodollar rate for the Tranche B ranges from 2.00% to 3.00%, depending upon the Company's interest coverage ratio, and was 2.25% at February 28, 1999.

  The Company's Credit Agreement facilities include restrictive covenants including compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), senior debt leverage ratio, total debt leverage ratio, and fixed charge coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments.

  The Company's capital expenditures, excluding acquisitions, for the year ended February 28, 1999, were $5.4 million as compared to $5.5 million for the previous fiscal year. Capital expenditures in 1999 were primarily for computer equipment and supply chain software. Capital expenditures for fiscal year 2000 are expected to total approximately $5.9 million. Of that amount, approximately $1.3 million is anticipated to result from the Company's continued investment in supply chain software.

  Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through the end of this fiscal year. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.

Subsequent Event

  On June 11, 1999, the Company entered into an Amendment and Waiver to the Credit Agreement (the "Amendment"). In general, the Amendment increases the interest rates paid by the Company, shortens the maturities of the term loans, grants certain warrants to the lenders, creates a new borrowing base reserve and revises the financial covenants, all as described in more detail below. The Amendment provides for the following changes to the Revolver, Tranche A term loan and Tranche B term loan.

Revolver:

  Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00% to 2.50%. The borrowing base for the Revolver will be reduced by a new reserve equal to $3,000,000 during July 1999 and equal to the outstanding balance of the Tranche A term loan during each succeeding month.

Tranche A:

  On June 11, 1999, the Company made a principal payment aggregating $15,000,000, financed by borrowings under the Company's Revolver, and beginning June 30, 1999 the Company must make quarterly principal payments aggregating (a) $750,000 through September 30, 2000; (b) $1,250,000 through June 30, 2001 and (c) $250,000 through September 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00% to 3.00%. The maturity date was changed from September 30, 2003 to September 30, 2001.

Tranche B:

  Beginning June 30, 1999, quarterly principal payments of $62,500 must be made through March 31, 2001 with a balloon payment of $24,375,000 due upon June 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.50% to 4.50%. The maturity date was changed from September 30, 2005 to June 30, 2001. In addition, until the Company can maintain on a rolling four-quarter basis, a consolidated senior debt leverage ratio less than or equal to 5.0 to 1 (actual at February 28, 1999 was 5.52 to 1.0), interest will accrue and compound monthly on the principal balance of the Tranche B term loan at rates ranging from 2% to 10% of the outstanding balance thereof. Such interest will be due upon the earlier of the full payment of Tranche B or a refinancing of such debt.

  The Company issued detachable stock purchase warrants for shares of the Company's Class A Common Stock. The number of shares will be determined by dividing $7,000,000 by the closing price (as defined in the warrant) on February 29, 2000. The warrants become exercisable by the lenders in February 2000 if (a) the Company (i) fails to maintain a consolidated debt leverage ratio on a rolling four-quarter basis less than or equal to 5.0 to 1.0 and
(ii) Tranche B has not been refinanced in its entirety or (b) after giving effect to any refinancing using the proceeds of the Revolver, in whole or in part, the aggregate available commitment under the Revolver at any time shall be less than $20,000,000. The warrants expire ten years from issuance and have "piggyback" and demand registration rights.

  In connection with the Amendment, certain financial covenants related to the Revolver, Tranche A and Tranche B were modified to set lower levels of compliance. In addition to the current financial covenants, the Company is now required to meet a monthly senior debt leverage ratio and monthly targets of earnings before interest, taxes, depreciation and amortization.

  In addition, on June 11, 1999 the Company entered into Amendment Number Five to its Securitization Program. This Amendment provides for interest based on the commercial paper rate plus a margin from 1.75% until certain financial covenants are met. In connection with this Amendment, certain financial covenants were modified to set lower levels of compliance. In addition, the Company is now required to meet a quarterly senior fixed charge ratio and quarterly targets of earnings before interest, taxes, depreciation and amortization.

Seasonality

  The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

Inflation

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the sales or operating results of the Company. However, inflation in the future could affect the Company's operating costs. Price changes from suppliers have historically been consistent with inflation and have had little impact on the Company's profitability. The Company has been able to pass supplier price increases to its customers or, in a case where the Company meets resistance from its customers on a price increase, the Company has been successful in working with certain suppliers to reduce acquisition costs in order to maintain a reasonable margin on its sales.

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

  The Company has separated its Year 2000 project into four phases. During Phase I, Millennium Impact Analysis, the Company reviewed all its business segments for Year 2000 issues. The Company categorized all of its hardware, software, and other equipment as either compliant, non-compliant, or as requiring research. The Company also contacted its largest customers and most critical suppliers. To date, 35% of such customers and 86% of the critical suppliers have responded. The Company is in the process of contacting the non-respondents to determine the level of risk. As a part of Phase II, Project Tactical Planning, a project budget and work plan for achieving Year 2000 compliance were developed. The majority of the work plan was devoted to replacing the non-compliant supply chain and financial management systems. Replacing non-compliant point of sale ("POS") systems and telephone systems was also identified as a major task. Currently, the Company is in the midst of Phase III, Conversion and System Training. Since the Company has successfully implemented its new enterprise software, it is now 94% compliant. To be fully compliant, the Company must replace its telephone systems and POS equipment in some of its branches. Since this process is approximately 85% complete, the Company believes that it will complete this phase by September 1999. In the final phase, Phase IV, Year 2000 Simulation and Deployment, the Company will perform simulation testing to confirm that all systems are compliant. During this phase, the Company will age its database and model its business applications as if it were January 3, 2000. The Company intends to conduct this testing in September 1999.

  The Company has completed the replacement and upgrade of its supply chain and financial management systems and software that enable it to respond more efficiently to the needs of its customers. The Company believes that the new system is Year 2000 compliant. The Company has also targeted non-compliant POS hardware and software for replacement. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them. Previously, the Company mailed surveys to these key third parties. As of this date, all responses have indicated that these parties will be Year 2000 compliant. The Company will continue to solicit surveys from unresponsive parties, as well as continue to monitor the status of key third parties.

  Since the Company chose to replace its main operating system primarily to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. The Company has budgeted $325,000 for the replacement and upgrading of POS hardware and software. To date, the Company has expended approximately $150,000 for this portion of the project. The Company anticipates spending an additional

$175,000 to complete the project. The Company has budgeted an additional $650,000 to replace non-compliant telephone systems, security systems, and office equipment. The Company anticipates these replacements will be completed by November 1999. The costs for the replacement of these systems will be funded through the Working Capital Facility. The Company is expecting to capitalize these costs as they are incurred. The Company has not materially deferred any other projects in order to achieve Year 2000 compliance.

  In the worst case scenario, several of the Company's branches could be without basic utility services for an extended period of time. The Company could also suffer unanticipated hardware or software failures. As a result, the Company may not be able to timely provide reliable data to management. The Company is also concerned that a number of its key suppliers might not be in compliance with Year 2000 requirements as of January 1, 2000. If any one of the financial institutions with whom the Company transacts business was non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions may be adversely affected. The Company is in the process of developing a contingency plan that would allow it to continue its operations even if such a disruption to vital services were to occur although the specifics of such plan are not expected to be finalized until the fall of 1999. In particular, the Company is in the process of developing procedures to process transactions manually in the event of the loss of power at any of its locations. As other potential risk areas become apparent, the Company intends to develop alternative solutions. However, if the Company, its vendors, or its customers, are unable to resolve their significant Year 2000 issues, it could result in a material financial risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to changes in interest rates due to the Company's variable rate debt. Based on the Company's debt profile at February 28, 1999, a 1% increase in market interest rates would increase interest expense and decrease income before income taxes by $392,000. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating debt rate, after giving consideration to the Company's interest rate swap agreements and other risk management instruments. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate this risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

Item 8. Consolidated Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors Pameco Corporation

  We have audited the accompanying consolidated balance sheets of Pameco Corporation as of February 28, 1999, and February 28, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pameco Corporation at February 28, 1999 and February 28, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1999. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
May 21, 1999, except for the Subsequent Event section of Note 4 as to which the date is June 11, 1999.

                               PAMECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                      February 28, February 28,
                                                          1999         1998
                                                      ------------ ------------
Assets
Current assets:
 Cash and cash equivalents...........................   $    148     $    142
 Accounts receivable, less allowance of $6,210 at
  February 28, 1999
  and $3,992 at February 28, 1998....................     35,507       35,266
 Inventories.........................................    157,621      123,041
 Prepaid expenses and other current assets...........      4,149        1,554
                                                        --------     --------
  Total current assets...............................    197,425      160,003
Property and equipment, net..........................     15,694       11,603
Excess of cost over acquired net assets, net.........     44,948       25,613
Other assets.........................................        682          806
Deferred income tax assets...........................     15,139       12,787
                                                        --------     --------
  Total assets.......................................   $273,888     $210,812
                                                        ========     ========
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable....................................   $ 68,521     $ 60,323
 Accrued compensation and withholdings...............      4,661        5,115
 Other accrued liabilities and expenses..............     23,148       18,056
 Note payable........................................        --         7,700
 Current portion of capital lease obligations and
  other debt.........................................      3,575           56
                                                        --------     --------
  Total current liabilities..........................     99,905       91,250
Long-term liabilities:
 Debt................................................     95,608       42,072
 Capital lease obligations...........................        --           148
 Warranty reserves...................................      3,675        3,691
                                                        --------     --------
  Total long-term liabilities........................     99,283       45,911
Excess of acquired net assets over cost, net.........      4,160        4,999
Shareholders' equity:
 Class A Common stock, $.01 par value--authorized
  40,000 shares; 5,226 and
  4,665 shares issued and outstanding at February 28,
  1999 and February 28, 1998, respectively...........         52           47
 Class B Common stock, $.01 par value--authorized
  20,000 shares; 3,831 and
  4,046 shares issued and outstanding at February 28,
  1999 and February 28, 1998, respectively...........         38           41
 Capital in excess of par value......................     38,966       37,092
 Retained earnings...................................     31,884       32,072
                                                        --------     --------
                                                          70,940       69,252
 Note receivable from shareholder....................       (400)        (600)
                                                        --------     --------
  Total shareholders' equity.........................     70,540       68,652
                                                        --------     --------
  Total liabilities and shareholders' equity.........   $273,888     $210,812
                                                        ========     ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                          Year ended   Year ended   Year ended
                                         February 28, February 28, February 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Net sales...............................   $625,042     $484,010     $378,658
Costs and expenses:
 Cost of products sold..................    478,093      368,685      285,439
 Warehousing, selling, and
  administrative expenses...............    134,662       98,715       81,180
 Severance..............................      1,532          --           --
 Executive cash bonus...................        --           --         2,173
 Restructuring..........................      4,025          --           --
 Amortization of excess of cost over
  acquired net assets...................      1,023          381           70
 Amortization of excess of acquired net
  assets over cost......................     (1,224)      (1,224)      (1,224)
                                           --------     --------     --------
                                            618,111      466,557      367,638
                                           --------     --------     --------
Operating earnings......................      6,931       17,453       11,020
Other expenses:
 Interest expense, net..................     (5,146)      (1,980)      (3,923)
 Discount on sale of accounts receivable
  and other expenses, net...............     (2,904)      (3,086)      (1,533)
                                           --------     --------     --------
(Loss) income before income taxes.......     (1,119)      12,387        5,564
(Benefit) provision for income taxes....       (931)       3,541       (5,592)
                                           --------     --------     --------
Net (loss) income.......................       (188)       8,846       11,156
Redeemable preferred stock dividends....        --           --           424
                                           --------     --------     --------
Net (loss) income applicable to common
 shareholders...........................   $   (188)    $  8,846     $ 10,732
                                           ========     ========     ========
Basic (loss) earnings per share.........   $  (0.02)    $   1.14     $   1.82
                                           ========     ========     ========
Basic weighted average shares
 outstanding............................      8,802        7,779        5,910
                                           ========     ========     ========
Diluted (loss) earnings per share.......   $  (0.02)    $   1.08     $   1.71
                                           ========     ========     ========
Diluted weighted average shares
 outstanding............................      8,802        8,183        6,261
                                           ========     ========     ========



                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                         Class A      Class B    Common Capital in
                             Common       Common       Common    Stock  Excess of     Note    Treasury  Retained
                          Stock Shares Stock Shares Stock Shares Amount Par Value  Receivable  Stock    Earnings   Total
                          ------------ ------------ ------------ ------ ---------- ---------- --------  --------  -------
Balances at February 29,
 1996...................      6,250         --           --       $63    $   937     $ --     $   --    $12,494   $13,494
Purchase of treasury
 stock..................     (1,250)        --           --       --         --        --     (10,500)      --    (10,500)
Sale of common stock....        108         --           --         1        904       --         --                  905
Net income..............        --          --           --       --         --        --         --     10,732    10,732
                             ------       -----        -----      ---    -------     -----    -------   -------   -------
Balances at February 28,
 1997...................      5,108         --           --        64      1,841       --     (10,500)   23,226    14,631
Conversion of Common
 Stock to Class A
 shares.................     (1,125)      1,125          --       --         --        --         --        --        --
Conversion of Common
 Stock to Class B
 shares.................     (3,983)        --         3,983      --         --        --         --        --        --
Issuance of common
 stock, net of
 expenses...............        --        3,536          --        35     45,098       --         --        --     45,133
Purchase of treasury
 stock..................        --         (207)         --       --         --        --      (1,207)      --     (1,207)
Retirement of treasury
 stock..................        --          --           --       (13)   (11,694)      --      11,707       --        --
Note receivable from
 shareholder............        --           63          --       --         600      (600)       --        --        --
Proceeds from exercise
 of common stock
 warrants...............        --          --            63        1        524       --         --        --        525
Proceeds from exercise
 of stock options.......        --          148          --         1        723       --         --        --        724
Net income..............        --          --           --       --         --        --         --      8,846     8,846
                             ------       -----        -----      ---    -------     -----    -------   -------   -------
Balances at February 28,
 1998...................        --        4,665        4,046       88     37,092      (600)       --     32,072    68,652
Forgiveness of note
 receivable from CEO....        --          --           --       --         --        200        --        --        200
Conversion of Class B
 shares to Class A
 shares.................        --          215         (215)     --         --        --         --        --        --
Proceeds from the
 issuance of shares
 under Employee Stock
 Purchase Plan..........        --           31          --       --         425       --         --        --        425
Proceeds from exercise
 of stock options.......        --          315          --         2      1,449       --         --        --      1,451
Net loss................        --          --           --       --         --        --         --       (188)     (188)
                             ------       -----        -----      ---    -------     -----    -------   -------   -------
Balances at February 28,
 1999...................        --        5,226        3,831      $90    $38,966     $(400)   $   --    $31,884   $70,540
                             ======       =====        =====      ===    =======     =====    =======   =======   =======


                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                           Year ended   Year ended   Year ended
                                          February 28, February 28, February 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Cash flows from operating activities
Net (loss) income.......................   $    (188)   $   8,846    $  10,732
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
 Amortization of excess of acquired net
  assets over cost......................      (1,224)      (1,224)      (1,224)
 Amortization of excess of cost over
  acquired net assets...................       1,023          381           70
 Depreciation...........................       2,459        1,596        1,107
 Loss on sale of property and
  equipment.............................          30           66            2
 Deferred income taxes..................      (1,659)        (904)      (6,500)
 Changes in operating assets and
  liabilities net of assets acquired and
  liabilities assumed:
   Accounts receivable..................      10,481       (2,309)      23,380
   Inventories, prepaid expenses and
    other assets........................     (16,902)      10,467      (16,294)
   Accounts payable and accrued
    liabilities.........................       6,742      (13,126)      24,054
                                           ---------    ---------    ---------
Net cash provided by operating
 activities.............................         762        3,793       35,327
Cash flows from investing activities
Purchases of property and equipment.....      (5,369)      (5,546)      (2,128)
Proceeds from sales of property and
 equipment..............................           9          126           82
Business acquisitions...................     (45,685)     (44,580)     (26,560)
                                           ---------    ---------    ---------
Net cash used in investing activities...     (51,045)     (50,000)     (28,606)

Cash flows from financing activities
Borrowings on working capital facility..     757,117      562,426      430,405
Repayments on working capital facility..    (749,519)    (550,072)    (434,045)
Borrowings on term debt.................      50,000          --           --
Repayments on term debt.................        (813)         --           --
Issuance (repayments) on notes to
 affiliate..............................         --       (18,600)      11,100
(Repayments) borrowings on note
 payable................................      (7,700)       7,700           --
Payments on capital lease obligations
 and other debt.........................        (672)        (425)        (556)
Redemption of preferred stock...........         --           --        (4,000)
Issuance of common stock, net of
 offering expenses......................         --        45,133          905
Purchases of treasury stock.............         --        (1,207)     (10,500)
Proceeds from exercise of stock options,
 warrants and sales to employee stock
 purchase plan..........................       1,876        1,249          --
                                           ---------    ---------    ---------
Net cash provided by (used in) financing
 activities.............................      50,289       46,204       (6,691)
                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents............................           6           (3)          30
Cash and cash equivalents at beginning
 of year................................         142          145          115
                                           ---------    ---------    ---------
Cash and cash equivalents at end of
 year...................................   $     148    $     142    $     145
                                           =========    =========    =========
Supplemental disclosure of noncash
 financing activities
Issuance of common stock in exchange for
 note receivable........................   $     --     $     600    $     --
                                           =========    =========    =========
Forgiveness of note receivable from
 Chief Executive Officer in connection
 with sale of Common Stock..............   $     200    $     --     $     --
                                           =========    =========    =========

                See notes to consolidated financial statements.

                              PAMECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 28, 1999

1. Summary of Significant Accounting Policies and Other Matters

 Principles of Consolidation

  The consolidated financial statements include the accounts of Pameco Corporation and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Description of Business

  The Company is a nationwide wholesale distributor of heating, ventilation and air conditioning ("HVAC") and refrigeration equipment, with 361 branches located in 47 states and Guam. The principal components of the Company's business are sales of heating, air conditioning, and refrigeration parts and equipment to the commercial and residential markets. The Company operates in one business segment.

  The Company's operating results vary significantly from quarter to quarter. Sales typically increase during the warmer months beginning in April and peak in the months of June, July, and August. For the year ended February 28, 1999, the Company's second fiscal quarter accounted for $210.3 million of its net sales and $15.5 million of its annual operating earnings.

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

  On June 3, 1997, Pameco Holdings Inc. ("PHI") and Pameco Corporation, both Delaware corporations, were merged with and into the Company, and in connection therewith the shareholders of PHI received 1.25 shares of the Company's Class A Common Stock or Class B Common Stock, as agreed upon among themselves, for each share of Class A Common Stock and Class B Common Stock of PHI held by them immediately prior to the merger. In general, the Company's Class A Common Stock entitles its holder to one vote per share, whereas the Class B Common Stock entitles its holder to ten votes per share.

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

                              PAMECO CORPORATION

                               February 28, 1999


1. Summary of Significant Accounting Policies and Other Matters--(continued)

 Cash Equivalents

  For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Inventories

  Inventories consist of finished goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. During fiscal 1999, the Company purchased approximately $491.9 million of equipment for resale, of which approximately 43.1% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 70.9% of total purchases. No single supplier accounted for more than 13.3% of the Company's total purchases. To help ensure adequate future inventory supply sources, the Company maintains supply relationships with numerous other vendors.

  The Company maintained reserves for excess and idle inventory aggregating $7.3 million and $4.2 million as of February 28, 1999 and February 28, 1998, respectively.

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

 Excess of Cost Over Acquired Net Assets

  Excess of cost over acquired net assets is a result of fourteen business acquisitions beginning in fiscal 1997. Such amounts are being amortized on a straight-line basis over 40 years. Accumulated amortization of the excess of cost over acquired net assets was approximately $1.5 million and $451,000 at February 28, 1999 and February 28, 1998, respectively.

  The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the excess of cost over acquired net assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the excess of cost over acquired net assets by determining whether the carrying value of such excess of cost over acquired net assets will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of the excess of cost over acquired net assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

 Excess of Acquired Net Assets Over Cost

  Excess of the acquired net assets over cost which is the result of the bargain purchase on the original purchase of the Company in March 1992 is being amortized on a straight-line basis over 10 years. Accumulated amortization of the excess of acquired net assets over cost was approximately $8.4 and $7.2 million at February 28, 1999 and February 28, 1998, respectively.

                              PAMECO CORPORATION

                               February 28, 1999

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

 Credit Policy

  The Company performs periodic credit evaluations of its customers' financial condition and in some instances places liens on sales of equipment. Accounts receivable are generally due within 30 days. Credit losses have been within management's expectations.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Recent Pronouncements

  In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective March 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on the results of operations or financial position.

 Earnings Per Share

  The Company computes earnings per share in accordance with SFAS No. 128. Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share additionally assumes conversion of any dilutive common stock equivalents.

 Fair Value of Financial Instruments

  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable approximate their fair values. The fair values of the Company's debt instruments approximate the reported amounts in the consolidated balance sheets as their respective interest rates approximate the market rates for similar debt instruments.

  The unrealized gain for the interest rate swap agreements was approximately $1.6 million at February 28, 1999 based on evaluations made by the counterparties to the interest rate swap agreements. The Company does not anticipate realization of this gain as the Company intends to hold the interest rate swap agreements to maturity.

 Management Advisory Services

  The Company receives certain advisory services from Three Cities Research, Inc. Three Cities Research, Inc. is the investment advisor for certain investors who owned approximately 29.6% and 46.5% of the stock of the Company at February 28, 1999 and February 28, 1998, respectively. Three Cities Research, Inc. is paid an annual fee of $50,000 for advisory services and is reimbursed for expenses.

 Reclassifications

  Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation.

                              PAMECO CORPORATION

                               February 28, 1999


2. Acquisitions

  All acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statements of operations as of the acquisition dates. The assets and liabilities of the companies acquired in fiscal 1999 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of the businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years. The estimated net sales information for the fiscal year prior to acquisition of the acquired companies is unaudited.

 Fiscal Year Ended February 28, 1999

  In March 1998, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., a distributor of HVAC equipment in Huntsville, Alabama, a new market for the Company. The acquired business had net sales in excess of $2.0 million for the year ended December 31, 1997 and derived substantially all its net sales from the sale of HVAC products.

  In May 1998, the Company purchased the HVAC and refrigeration operations and related assets of George L. Johnston Co., Inc., a 10 branch distributor in Michigan and Ohio. Two of the branches are in the top 100 Standard Metropolitan Statistical Areas ("SMSAs") not previously served by the Company. The acquired business had net sales in excess of $20.0 million for the year ended October 31, 1997 and derived substantially all its net sales from the sale of HVAC and refrigeration products.

  In June 1998, the Company purchased the HVAC operations and substantially all the related assets of Park Heating and Air Conditioning Supply Co. ("Park"), Inc., a seven branch distributor in the greater Chicago area. For the year ended December 31, 1997, the acquired business had net sales in excess of $30.0 million and derived substantially all its net sales from the sale of HVAC products. The purchase price for Park aggregated $22.5 million.

  In November 1998, the Company purchased the HVAC operations and substantially all the related assets of Tesco Distributors, Inc., a six branch distributor in the New York City and New Jersey markets. One of the branches is in a top 100 SMSA not previously served by the Company. For the year ended November 30, 1997, the acquired business had net sales in excess of $14.0 million and derived substantially all its net sales from HVAC and refrigeration products.

  In November 1998, the Company purchased the HVAC operations and substantially all the related assets of Climate Supply Company, Inc., a six branch distributor in the Dallas market. One of the branches is in a top
100 SMSA not previously served by the Company. For the year ended October 31, 1997, the acquired business had net sales in excess of $7.0 million and derived substantially all its net sales from HVAC and refrigeration products.

  In January 1999, the Company purchased the HVAC operations and substantially all the related assets of Belleville Supply Company, Inc., a three branch distributor in the Virginia market. For the year ended December 31, 1998, the acquired business had net sales in excess of $14.0 million and derived substantially all its net sales from HVAC products.

 Fiscal Year Ended February 28, 1998

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

                               February 28, 1999


2. Acquisitions--(Continued)

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

  In September 1997, the Company purchased the HVAC operations and related assets of General Heating and Cooling Company, a distributor of HVAC equipment in the Midwest. Two of the 11 locations acquired are in the top 100 SMSAs. The acquired business had revenues in excess of $25.0 million for the year ended December 31, 1996 and derived substantially all of its revenues from the sale of HVAC products.

  In December 1997, the Company purchased the refrigeration operations and related assets of Williams Refrigeration, Inc., a distributor of refrigeration equipment in the East. Eight of the 26 locations acquired are in the top 100 SMSAs. The acquired business has annual revenues of approximately $30.0 million and derived substantially all of its revenues from the sale of refrigeration products.

 Fiscal Year Ended February 28, 1997

  In May 1996, the Company acquired Chase Supply Company ("Chase"), a six branch wholesaler of refrigeration and HVAC equipment and supplies in the greater Chicago area.

  In November 1996, the Company acquired certain assets of Sid Harvey Industries ("Sid Harvey"). The Sid Harvey acquisition consisted of 52 branches which sell refrigeration and HVAC equipment and supplies throughout the southeastern United States.

 Pro Forma Data

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

                              PAMECO CORPORATION

                               February 28, 1999

2. Acquisitions--(continued)

(iii) income taxes on the earnings of the acquiree adjusted to reflect the Company's effective tax rate; and (iv) the income tax effect of such pro forma adjustments. The pro forma adjustments are based on the available information and certain assumptions that management believes are reasonable.

                                                              Year Ended
                                                       -------------------------
                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In thousands)
  Net sales...........................................   $635,705     $518,105
                                                         ========     ========
  Net income..........................................   $     68     $  9,176
                                                         ========     ========
  Basic earnings per share............................   $   0.01     $   1.18
                                                         ========     ========
  Basic weighted average shares outstanding...........      8,082        7,779
                                                         ========     ========
  Diluted earnings per share..........................   $   0.01     $   1.12
                                                         ========     ========
  Diluted weighted average shares outstanding.........      9,118        8,183
                                                         ========     ========

3. Property and Equipment

  The components of property and equipment are as follows:

                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In thousands)
  Buildings and leasehold improvements................   $  2,751     $  2,166
  Machinery and equipment.............................      3,051        2,697
  Furniture, office, and computer equipment...........     18,331       13,504
                                                         --------     --------
                                                           24,133       18,367
  Accumulated depreciation............................     (8,439)      (6,764)
                                                         --------     --------
                                                         $ 15,694     $ 11,603
                                                         ========     ========

4.  Debt

  The components of debt are as follows:
                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In thousands)
  Working capital facility............................   $ 49,670     $ 42,072
  Term Loans..........................................     49,187          --
  Note payable........................................        --         7,700
  Other...............................................        326          204
                                                         --------     --------
                                                           99,183       49,976
  Less current portion of debt........................     (3,575)     ( 7,756)
                                                         --------     --------
                                                         $ 95,608     $ 42,220
                                                         ========     ========

  At February 28, 1999, the Company had a $240.0 million Credit Agreement with one primary institution and several other participating lenders. The Credit Agreement provides for (a) a securitization commitment ("the

                              PAMECO CORPORATION

                               February 28, 1999

4.Debt--(continued)

Securitization Program") of $100.0 million; (b) a revolving line of credit ("the Revolver") of $90.0 million; and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). These credit commitments (collectively, the "Credit Facilities") were increased to the present levels on October 16, 1998. The combined $240.0 million of facilities bear interest based at the commercial paper or the Eurodollar rate plus a margin as described below.

  The Company has a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sells the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. The capital commitment was $50.0 million at the beginning of the fiscal year and was increased to $100.0 million on October 16, 1998. At February 28, 1999 and February 28, 1998, accounts receivable of $43.6 million and $37.4 million, respectively, were sold under the Securitization Program. The sales of such accounts receivable have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company has not accrued a liability at February 28, 1999 and February 28, 1998 for such servicing as the Company believes such cost is not significant. The margin on the commercial paper rate for the Securitization Program ranges from 0.75% to 1.75%, depending upon the Company's interest coverage ratio, and was 1.00% at February 28, 1999. The borrowing rate at February 28, 1999 was 5.9%. The discount on the sale of accounts receivable was $3.6 million, $3.0 million and $1.4 million for the years ended February 28, 1999, February 28, 1998, and February 28, 1997, and such amounts are included in other expenses on the consolidated statements of operations.

  At February 28, 1999, the Company had borrowings of $49.7 million outstanding under the Revolver. These borrowings are due August 6, 2003. The margin on the Eurodollar rate for the Revolver ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The borrowing rate at February 28, 1999 was 6.7%.

  The Company had aggregate borrowings of $49.2 million outstanding at February 28, 1999 on Tranche A and Tranche B. The Tranche A term loan matures on September 30, 2003, and the Tranche B loan matures on September 30, 2005. The margin on the Eurodollar rate for the Tranche A ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The margin on the Eurodollar rate for the Tranche B ranges from 2.00% to 3.00%, depending upon the Company's interest coverage ratio, and was 2.25% at February 28, 1999.

  The Company has entered into two interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the lives of the agreements without an exchange of the notional amounts upon which the payments are based. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining

                              PAMECO CORPORATION

                               February 28, 1999

4. Debt--(continued)

life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in operations coincident with the extinguishment.

  The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Credit Agreement. Under one interest rate swap agreement, the Company has fixed $40.0 million of its floating rate debt at a rate of 4.71% through October 19, 2001. Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt at a rate of 4.96% through October 20, 2003.

  The Company's Credit Agreement facilities include restrictive covenants including compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), senior debt leverage ratio, total debt leverage ratio, and fixed charge coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments.

  In September 1997, the Company issued a $7.7 million promissory note in connection with an acquisition. On March 2, 1998, that amount was repaid.

  Aggregate maturities and other required reductions of debt for the next five fiscal years are: 2000--$3.6 million; 2001--$3.8 million; 2002--$5.8 million; 2003--$56.9 million; 2004--$8.4 million; and thereafter $20.7 million.

  Interest paid was $4.2 million, $2.5 million, and $3.0 million for the years ended February 28, 1999, February 28, 1998 and February 29, 1997, respectively.

Subsequent Event

  On June 11, 1999, the Company entered into an Amendment and Waiver to the Credit Agreement (the "Amendment"). In general, the Amendment increases the interest rates paid by the Company, shortens the maturities of the term loans, grants certain warrants to the lenders, creates a new borrowing base reserve and revises the financial covenants, all as described in more detail below. The Amendment provides for the following changes to the Revolver, Tranche A term loan and Tranche B term loan.

Revolver:

  Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00% to 2.50%. The borrowing base for the Revolver will be reduced by a new reserve equal to $3,000,000 during July 1999 and equal to the outstanding balance of the Tranche A term loan during each succeeding month.

Tranche A:

  On June 11, 1999, the Company made a principal payment aggregating $15,000,000, financed by borrowings under the Company's Revolver, and beginning June 30, 1999 the Company must make quarterly principal payments aggregating (a) $750,000 through September 30, 2000; (b) $1,250,000 through June 30, 2001 and (c) $250,000 through September 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00% to 3.00%. The maturity date was changed from September 30, 2003 to September 30, 2001.

Tranche B:

  Beginning June 30, 1999, quarterly principal payments of $62,500 must be made through March 31, 2001 with a balloon payment of $24,375,000 due upon June 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.50% to 4.50%.

                              PAMECO CORPORATION

                               February 28, 1998


4. Debt--(continued)

The maturity date was changed from September 30, 2005 to June 30, 2001. In addition, until the Company can maintain on a rolling four-quarter basis, a consolidated senior debt leverage ratio less than or equal to 5.0 to 1.0 (actual at February 28, 1999 was 5.52 to 1.0), interest will accrue and compound monthly on the principal balance of the Tranche B term loan at rates ranging from 2% to 10% of the outstanding balance thereof. Such interest will be due upon the earlier of the full payment of Tranche B or a refinancing of such debt.

  The Company issued detachable stock purchase warrants for shares of the Company's Class A Common Stock. The number of shares will be determined by dividing $7,000,000 by the closing price (as defined in the warrant) on February 29, 2000. The warrants become exercisable by the lenders in February 2000 if (a) the Company (i) fails to maintain a consolidated debt leverage ratio on a rolling four-quarter basis less than or equal to 5.0 to 1.0 and
(ii) Tranche B has not been refinanced in its entirety or (b) after giving effect to any refinancing using the proceeds of the Revolver, in whole or in part, the aggregate available commitment under the Revolver at any time shall be less than $20,000,000. The warrants expire ten years from issuance and have "piggyback" and demand registration rights.

  In connection with the Amendment, certain financial covenants related to the Revolver, Tranche A and Tranche B were modified to set lower levels of compliance. In addition to the current financial covenants, the Company is now required to meet a monthly senior debt leverage ratio and monthly targets of earnings before interest, taxes, depreciation and amortization.

  In addition, on June 11, 1999 the Company entered into Amendment Number Five to its Securitization Program. This Amendment provides for interest based on the commercial paper rate plus a margin from 1.75% until certain financial covenants are met. In connection with this Amendment, certain financial covenants were modified to set lower levels of compliance. In addition, the Company is now required to meet a quarterly senior fixed charge ratio and quarterly targets of earnings before interest, taxes, depreciation and amortization.

5. Preferred Stock

  On November 14, 1996, the Company redeemed all outstanding shares of its Preferred Stock for $4 million. Accrued dividends of $424,000 were paid during the year ended February 28, 1997.

6. Stock-Based Compensation

  The Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan that became effective on January 1, 1998. The purpose of the Plan is to provide an opportunity for employees to purchase shares of the Class A Common Stock, par value $.01 per share, of the Company through payroll deductions. A total of 500,000 shares of Common Stock, including a maximum of 100,000 shares in any calendar year, are available for purchase under the Plan.

  The Company's Employee Stock Option Plan provides that 1,050,000 stock options may be granted to key employees, including officers and directors, to purchase common stock at fair market value. The stock options typically vest one-third at the date of grant with the remainder vesting incrementally over a two-year period and expire five years from the date granted. Additionally, the Company has a stock option plan which provides for the granting of 112,500 stock options to outside directors and a separate issuance of 515,625 stock options to the Company's former CEO.

  The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                              PAMECO CORPORATION

                               February 28, 1999

6. Stock-Based Compensation--(continued)

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method of that SFAS 123.

  The fair value of stock options granted during the years ended February 28, 1999 and February 28, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              Year Ended
                                                       -------------------------
                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
   Expected life in years.............................     2-5          2-6
   Risk-free interest rate............................  4.33-6.50%  5.525-6.50%
   Expected volatility................................    60.0%        55.1%
   Dividend yield.....................................      0%           0%


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

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                            Year Ended
                                                     -------------------------
                                                     February 28, February 28,
                                                         1999         1998
                                                     ------------ ------------
                                                          (in thousands)
   Pro forma net (loss) income......................   $(1,050)      $8,055
                                                       =======       ======
   Pro forma basic (loss) earnings per share
    applicable to common shareholders...............   $ (0.12)      $ 1.04
                                                       =======       ======
   Pro forma diluted (loss) earnings per share
    applicable to common shareholders...............   $ (0.12)      $ 0.98
                                                       =======       ======

  Because SFAS 123 is applicable only to options granted subsequent to February 28, 1995, its pro forma effect will not be fully reflected until future years.

                              PAMECO CORPORATION

                               February 28, 1999

6. Stock-Based Compensation--(continued)

  A summary of the status of the Company's stock option activity, and related information for the years ended February 28, 1999, February 28, 1998, and February 29, 1997, is as follows:

                          February 28, 1999   February 28, 1998   February 28, 1997
                          ------------------- ------------------- ------------------
                                     Weighted            Weighted           Weighted
                           Number    Average   Number    Average   Number   Average
                             of      Exercise    of      Exercise    of     Exercise
                           Shares     Price    Shares     Price    Shares    Price
                          ---------  -------- ---------  -------- --------  --------
Outstanding at beginning
 of year................    674,613   $ 7.40    966,312   $ 5.61   349,125   $3.44
  Granted...............    497,500    19.33     49,750    17.68   634,063    6.75
  Exercised.............   (312,321)    6.44   (334,401)    3.70    (4,083)   1.67
  Cancelled.............   (157,208)   19.38     (7,048)    7.71   (12,793)   4.03
  Expired...............       (375)    4.80        --       --        --      --
                          ---------           ---------           --------
Outstanding at end of
 year...................    702,209    13.86    674,613     7.40   966,312    5.61
                          =========           =========           ========
Exercisable at end of
 year...................    381,375             624,885            473,693
                          =========           =========           ========
Options available for
 future grant...........    294,486             284,403            305,230
                          =========           =========           ========
Weighted average fair
 value of options
 granted during the
 year...................  $   19.33           $   17.68           $   6.75
                          =========           =========           ========

  The following table summarizes information about stock options outstanding at February 28, 1999:

                                   Options Outstanding              Options Exercisable
                          -------------------------------------- --------------------------
                                             Weighted
                                              Average   Weighted                   Weighted
                               Number        Remaining  Average       Number       Average
                             Outstanding    Contractual Exercise    Exercisable    Exercise
Range of Exercise Prices  February 28, 1999    Life      Price   February 28, 1999  Price
------------------------  ----------------- ----------- -------- ----------------- --------
$4.80-$6.40.............       250,442          1.8      $ 6.36       250,442       $ 6.36
$8.00-$9.60.............        50,517          2.6        8.70        50,517         8.71
$17.13-$19.63...........       401,250          4.2       19.18        80,416        18.37
                               -------                                -------
                               702,209                                381,375
                               =======                                =======

                              PAMECO CORPORATION

                               February 28, 1999

7. Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets at February 28, 1999 and February 28, 1998 are as follows:

                                                     February 28, February 28,
                                                         1999         1998
                                                     ------------ ------------
                                                          (In thousands)
   Deferred income tax assets:
     Accounts receivable reserves...................   $ 1,448      $ 2,120
     Inventory reserves.............................     6,436        4,046
     Extended product warranties....................     2,131        1,844
     Restructuring reserve..........................     2,146          --
     Other..........................................     3,099        4,991
     Alternative minimum tax credit.................     1,019          926
                                                       -------      -------
   Total deferred income tax assets.................    16,279       13,927
   Valuation allowance for deferred income tax as-
    sets............................................    (1,140)      (1,140)
                                                       -------      -------
   Net deferred income tax assets...................   $15,139      $12,787
                                                       =======      =======

  The cumulative alternative minimum tax credit generated in prior years can be carried forward indefinitely to offset regular federal income tax expense in future periods.

  The components of (benefit) provision for income taxes for the years ended February 28, 1999, February 28, 1998 and February 28, 1997 are as follows:

                                        February 28, February 28, February 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
                                                    (In thousands)
   Current:
     Federal income taxes..............   $   492      $ 2,920      $   584
     State, local, and foreign income
      and franchise taxes..............       236          380          324
                                          -------      -------      -------
   Deferred:                                  728        3,300          908
     Federal and state income taxes....    (1,659)         241       (6,500)
                                          -------      -------      -------
                                          $  (931)     $ 3,541      $(5,592)
                                          =======      =======      =======

  A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax (benefit) provision is as follows:

                                         February 28, February 28, February 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Statutory (benefit) expense.......     $(380)       $4,212      $ 1,893
     State (benefit) expense net of
      federal benefit..................      (138)          327          203
     Reduction in valuation allowance..       --           (671)      (7,299)
     Nondeductible items...............      (347)         (327)        (375)
     Other, net........................       (66)          --           (14)
                                            -----        ------      -------
                                            $(931)       $3,541      $(5,592)
                                            =====        ======      =======

                              PAMECO CORPORATION

                               February 28, 1999

7. Income Taxes--(Continued)

  The Company's effective income tax rate for the years ended February 28, 1999, 1998 and 1997 differed from the statutory rate principally as a result of the amortization of the acquired net assets over cost (negative goodwill amortization) not being in taxable income, and in 1998 and 1997 as a result of the reduction of the deferred tax asset valuation allowance due to management's belief that recognition of the related deferred tax assets is more likely than not. The reduction in the valuation allowance for the years ended February 28, 1998 and 1997 was $671,000 and $7.3 million, respectively.

  The Company paid approximately $1.4 million, $3.0 million and $1.4 million for federal and state income taxes during the years ended February 28, 1999, February 28, 1998 and February 28, 1997, respectively.

8. Commitments and Contingencies

 Operating Leases

  The Company leases office and warehouse facilities and equipment under operating leases. Rental expense for the years ended February 28, 1999, February 28, 1998 and February 28, 1997 approximated $16.2, $13.0 and $10.2 million, respectively. Future minimum lease commitments under these agreements as of February 28, 1999 are as follows: 2000--$14.7 million; 2001--$11.1 million; 2002--$8.2 million; 2003--$5.5 million; 2004--$2.9 million and $1.7 thereafter.

 Legal Proceedings

  The Company is involved in claims and legal proceedings which have arisen in the ordinary course of business. The Company intends to defend vigorously all such claims and does not believe any such matters will have a material adverse effect on the Company's results of operations or financial condition.

9. Employee Benefit Plan

  The Company has a defined contribution plan which covers a majority of its employees. The plan provides for voluntary employee contributions. Employee contributions under plan provisions are discretionary. Pameco contributed $330,000, $272,000 and $97,000 to the plan for the years ended February 28, 1999, February 28, 1998 and February 29, 1997, respectively.

  On February 28, 1997, Pameco declared and accrued a cash bonus to certain executives of approximately $2.2 million for prior services. Payment of such bonus will occur over a three-year period ending February 29, 2000.

                              PAMECO CORPORATION

                               February 28, 1999

10. Earnings Per Share

  The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts).

                  COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                              Year ended
                         -----------------------------------------------------
                         February 28, 1999 February 28, 1998 February 28, 1997
                         ----------------- ----------------- -----------------
Numerator:
Net (loss) income.......      $ (188)           $8,846            $11,156
Redeemable preferred
 stock dividends........         --                --                (424)
                              ------            ------            -------
Net (loss) income
 applicable to common
 shareholders...........        (188)            8,846             10,732
                              ======            ======            =======
Denominator:
Basic weighted average
 shares outstanding.....       8,802             7,779              5,910
Effect of dilutive
 securities:
 Employee Stock
  Options...............         --                404                351
                              ------            ------            -------
Dilutive weighted
 average shares
 outstanding............       8,802             8,183              6,261
                              ======            ======            =======
Basic (loss) earnings
 per share..............      $(0.02)           $ 1.14            $  1.82
                              ======            ======            =======
Diluted (loss) earnings
 per share..............      $(0.02)           $ 1.08            $  1.71
                              ======            ======            =======

The computation of dilutive potential common shares for the fiscal years ended February 28, 1999 and February 28, 1998 excludes 547,250 and 49,750, respectively, of stock options that are antidilutive based on the average market price for that period.

11. Restructuring

  In February 1999, management approved a restructuring plan involving the closure of certain branches and downsizing of distribution centers in certain markets (the "Restructuring Plan"). In accordance with the Restructuring Plan, such branches and distribution centers are scheduled to be closed or downsized in 1999. The Company also terminated its dedicated fleet contract. The Company has recognized a charge of approximately $4.0 million (approximately $2.5 million after income taxes or $0.28 per diluted share) to establish reserves for the future cash expenditures related to these charges. The established reserves are primarily for future lease payments for all locations to be downsized or abandoned payable in accordance with the terms of the lease agreements and for certain lease-related costs. Disbursements are estimated to occur as follows:

            Year ending
           February 28 or 29,
           ------------------
            2000...................................... $1,800
            2001......................................  1,400
            2002......................................    675
            2003......................................    150
                                                       ------
               Total.................................. $4,025
                                                       ======

                              PAMECO CORPORATION

                               February 28, 1999

12. Quarterly Financial Data (unaudited)

  The following is a summary of the unaudited quarterly results of operations for the fiscal years ended February 28, 1999 and February 28, 1998 (in thousands, except per share data):

                                             Year ended February 28, 1999
                                          -----------------------------------
                                           First    Second   Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------- -------- -------- --------
Net sales................................ $145,194 $210,293 $148,068 $121,487
Gross profit............................. $ 34,048 $ 50,483 $ 35,493 $ 26,925
Net income (loss)........................ $  1,884 $  8,308 $    102 $(10,482)
Basic income (loss) per share............ $   0.22 $   0.95 $   0.01 $  (1.18)
Basic weighted average shares
 outstanding.............................    8,740    8,782    8,818    8,867
Diluted income (loss) per share.......... $   0.21 $   0.91 $   0.01 $  (1.18)
Diluted weighted average shares
 outstanding.............................    9,120    9,180    9,106    8,867

                                             Year ended February 28, 1998
                                          -----------------------------------
                                           First    Second   Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------- -------- -------- --------
Net sales................................ $113,735 $146,460 $117,197 $106,618
Gross profit............................. $ 26,611 $ 34,382 $ 27,574 $ 26,758
Net income............................... $  1,015 $  5,974 $  1,199 $    658
Basic income per share................... $   0.19 $   0.70 $   0.14 $   0.08
Basic weighted average shares
 outstanding.............................    5,229    8,528    8,697    8,706
Diluted income per share................. $   0.18 $   0.67 $   0.13 $   0.07
Diluted weighted average shares
 outstanding.............................    5,643    8,970    9,099    9,092

  Fourth quarter net income is unusually low due to severance costs associated with several executive level separations, product discontinuance, and a restructuring of the Company's distribution system which resulted in a fourth quarter charge aggregating approximately $8.1 million.

  In February 1999, the Company announced an operations restructuring plan which encompassed three primary elements: (a) downsizing distribution centers and relocating certain branches to increase capacity, (b) certain branch closings and (c) terminating its dedicated fleet contract. This plan resulted in a fourth quarter charge of approximately $4.0 million. Such amount is reflected in the 1999 consolidated statement of operations as restructuring.

  In the fourth quarter of 1999, three executive level employees were separated and the Company provided severance packages resulting in an aggregate charge of approximately $1.5 million. Such amount is reflected in the 1999 consolidated statement of operations as severance.

  In the fourth quarter of 1999, the Company elected to discontinue relations with certain suppliers and recorded a charge of approximately $2.6 million to adjust such inventory to net realizable value. Such charge is included in cost of products sold in the 1999 consolidated statement of operations.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information contained under the headings "Directors and Executive Officers" and Section "16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

Item 11. Executive Compensation

  The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Cumulative Total Return" be deemed incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information contained under the heading "Share Ownership of Management and Certain Beneficial Owners" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

Item 13. Certain Relationships and Related Transactions

  The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)Financial Statements, Financial Statement Schedule and Exhibits

  (1) Financial Statements included in Item 8:

    Consolidated Balance Sheets as of February 28, 1999 and 1998

    Consolidated Statements of Operations for the years ended February 28, 1999, February 28, 1998, and February 28, 1997

    Consolidated Statements of Shareholders' Equity for the years ended February 28, 1999, February 28, 1998, and February 28, 1997

    Consolidated Statements of Cash Flows for the years ended February 28, 1999, February 28, 1998, and February 28, 1997

    Notes to Consolidated Financial Statements

    Report of Independent Auditors

  (2) Financial Statement Schedule

    Schedule II. Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3) Exhibits:

    10.14F Fourth Amendment and Waiver to Amended and Restated Credit
           Agreement dated June 11, 1999

    10.19C Amendment No. 5 to Securitization Agreement dated June 11, 1999

    10.28 Lender Warrants

    23. 1 Consent of Ernst and Young LLP

(b)Reports on Form 8-K:

  On February 23, 1999, the Company filed a Form 8-K with the Commission to report its preliminary fiscal fourth quarter and year-end outlook.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated, this 14th day of June, 1999.

      /s/ James R. Balkcom, Jr.           Chairman
-------------------------------------     Principal Executive Officer
        James R. Balkcom, Jr.             Principal Financial Officer
                                          Principal Accounting Officer

        /s/ Richard A. Bearse             Director
-------------------------------------
          Richard A. Bearse

       /s/ G. Thomas Braswell             Director
-------------------------------------
         G. Thomas Braswell

        /s/ Michael H. Bulkin             Director
-------------------------------------
          Michael H. Bulkin

           /s/ Earl Dolive                Director
-------------------------------------
             Earl Dolive

        /s/ Philip M. Pfeffer             Director
-------------------------------------
          Philip M. Pfeffer

        /s/ H. Whitney Wagner             Director
-------------------------------------
          H. Whitney Wagner

         /s/ Thomas G. Weld               Director
-------------------------------------
           Thomas G. Weld

Schedule II. Valuation and Qualifying Accounts

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Additions
                                    ---------------------
                                               Charged to
                         Balance at Charged to   Other                 Balance
                         Beginning  Costs and  Accounts--  Deductions  at End
                          of Year    Expenses   Describe    Describe   of Year
                         ---------- ---------- ----------  ----------  -------
Allowance for losses on
 trade accounts (a):
 Year ended February 28,
  1999..................   $3,992     $3,727     $  949(b)   $2,458(c) $ 6,210
 Year ended February 28,
  1998..................    2,535      1,854        850(b)    1,247(c)   3,992
 Year ended February 28,
  1997..................    1,878      1,065        --          408(c)   2,535

Valuation allowance for
 inventory (a):
 Year ended February 28,
  1999..................   $4,779     $5,296     $2,209(d)   $1,903(e) $10,381
 Year ended February 28,
  1998..................    4,192      1,277      1,297(d)    1,987(e)   4,779
 Year ended February 28,
  1997..................    2,957        767      1,795(d)    1,327(e)   4,192

Valuation allowance for
 deferred tax
 assets (a):
 Year ended February 28,
  1999..................   $1,140     $  --      $  --       $  --     $ 1,140
 Year ended February 28,
  1998..................    1,811        --         --          671(g)   1,140
 Year ended February 28,
  1997..................    8,556        --         554(f)    7,299(g)   1,811

--------
(a) Deducted from the related asset accounts.
(b) Principally represents recoveries of amounts previously charged off and allowances for losses on trade accounts of acquired companies at the date of acquisition.
(c) Charge off of uncollected accounts (net of recoveries).
(d) Inventory reserves of acquired companies at the date of acquisition.
(e) Adjustments relating to book to physical and other inventory adjustments.
(f) Valuation allowance for deferred income tax assets of acquired companies at the date of acquisition.
(g) Reduction in valuation allowance due to management belief that recognition of the related deferred income tax assets is more likely than not.