Form 10-Q
period 1999-05-31
PAMECO CORP
filed 1999-07-15
CIK 1036283

FORM 10-Q
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(MARK ONE)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999
                                     OR
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

          Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 5,417,261 shares and Class B Common Stock, $.01 par value, 3,792,129 shares, both as of July 13, 1999.

                             PAMECO CORPORATION

                                    INDEX

PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets-May 31, 1999
               and February 28, 1999                                          3
               Condensed Consolidated Statements of Income-Three Months
               ended May 31, 1999 and 1998                                    4
               Consolidated Statements of Cash Flows-Three
               Months ended May 31, 1999 and 1998                             5
               Notes to Condensed Consolidated Financial Statements           6
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8
PART II.  OTHER INFORMATION
     Item 1.   Legal Proceedings                                              12
     Item 5.   Other Information                                              12
     Item 6.   Exhibits and Reports on Form 8-K                               12
SIGNATURES

                               PAMECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                                        MAY 31,      FEBRUARY 28,
                                                                         1999            1999
                                                                   ---------------  --------------
Assets
Current assets:
    Cash and cash equivalents                                       $        147     $       $148
    Accounts receivable, less allowance of $ 6,094 at May
     31, 1999 and $6,210 at February 28, 1999                             35,583           35,507
    Inventories, net                                                     150,230          157,621
    Prepaid expenses and other current assets                              2,252            4,149
                                                                       ---------        ---------
            Total current assets                                         188,212          197,425
Property and equipment, net                                               16,100           15,694
Excess of cost over acquired net assets, net                              44,569           44,948
Other assets                                                                 550              682
Deferred income tax assets                                                15,139           15,139
                                                                       ---------        ---------
            Total assets                                            $    264,570     $    273,888
                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $71,424          $68,521
    Accrued compensation and withholdings                                  3,383            4,661
    Other accrued liabilities and expenses                                19,611           23,148
    Current portion of capital lease obligations and other debt            3,340            3,575
                                                                       ---------        ---------
            Total current liabilities                                     97,758           99,905
Long-term liabilities:
    Debt                                                                  90,076           95,608
    Warranty reserves and other                                            4,145            3,675
                                                                       ---------        ---------
            Total long-term liabilities                                   94,221           99,283
Excess of acquired net assets over cost, net                               3,851            4,160
Shareholders' equity:
    Class A Common stock, $.01 par value-authorized 40,000
     shares; 5,357 and 5,226 shares issued and outstanding at
     May 31, 1999 and February 28, 1999, respectively,                        54               53
    Class B Common stock, $.01 par value-authorized 20,000
     shares; 3,831 and 3,831 shares issued and outstanding at
     May 31, 1999 and February 28, 1999, respectively                         38               38
    Capital in excess of par value                                        39,346           38,965
    Retained earnings                                                     30,451           31,884
                                                                       ---------        ---------
                                                                          69,889           70,940
    Note receivable from shareholder                                        (400)            (400)
    Deferred compensation cost                                              (749)           ---
            Total shareholders' equity                                    68,740           70,540
                                                                       ---------        ---------
            Total liabilities and shareholders' equity              $    264,570     $    273,888
                                                                       =========        =========

                    See notes to condensed consolidated financial statements.

PAMECO CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)


                                                   THREE MONTHS ENDED
                                                         MAY 31
                                              ---------------------------
                                                   1999             1998
                                              -----------       ----------
Net sales                                      $ 159,117        $ 145,194

Costs and expenses:
    Cost of products sold                        121,915          111,146
    Warehousing, selling, and                     37,126           29,519
     administrative expenses
    Amortization of excess of cost over
     acquired net assets                             292              204
    Amortization of excess of acquired              (309)            (306)
     net assets over cost                       --------         --------
                                                 159,024          140,563
                                                --------         --------
Operating earnings                                    93            4,631


Other expenses:
     Interest expense, net                        (1,779)          (1,022)
     Discount on sale of accounts
      receivable and other expenses                 (814)            (760)
                                                --------         --------
(Loss) income before income taxes                 (2,500)           2,849
(Benefit) provision for income taxes              (1,067)             965
                                                --------         --------
Net (loss) income                              $  (1,433)       $   1,884
                                                ========         ========

Basic (loss) earnings per share                $   (0.16)       $    0.22
                                                ========         ========
 Basic weighted average shares outstanding         9,092            8,740
                                                ========         ========

Diluted (loss) earnings per share              $   (0.16)       $    0.21
                                                ========         ========
 Diluted weighted average shares outstanding       9,092            9,120
                                                ========         ========


          See notes to condensed consolidated financial statements.

                                             PAMECO CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                            Three Months Ended
                                                                                   May 31
                                                                       -----------------------------
                                                                           1999              1998
                                                                       ------------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                                     $   (1,433)        $    1,884
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Amortization of excess of cost over acquired net assets                   292                204
    Amortization of excess of acquired net assets over cost                  (309)              (306)
    Depreciation                                                              798                485
    Loss (gain) on sale of property and equipment                              40                (40)
    Changes in operating assets and liabilities net of assets
      acquired and liabilities assumed:
        Accounts receivable                                                  (129)             4,423
        Inventories, prepaid expenses and other assets                      9,560             (5,034)
        Accounts payable and accrued liabilities                           (1,443)            (1,029)
                                                                       ----------         ----------
 Net cash provided by operating activities                                  7,376                587

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                       (1,252)            (1,718)
 Proceeds from sales of property and equipment                                  9                123
 Business acquisitions                                                     ---               (10,428)
                                                                       ----------         ----------
 Net cash used in investing activities                                     (1,243)           (12,023)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on working capital facility                                   120,875            167,397
 Repayments on working capital facility                                  (125,594)          (186,164)
 Borrowings on term debt                                                   ---                30,000
 Repayments on term debt                                                     (813)             ---
 Payments on capital lease obligations and other debt                        (234)               (26)
 Proceeds from exercise of stock options and warrants                         381                239
 Deferred compensation costs                                                 (749)             ---
                                                                       ----------         ----------
 Net cash (used in) provided by financing activities                       (6,134)            11,446
                                                                       ----------         ----------
 Net (decrease) increase in cash and cash equivalents                          (1)                10
                                                                       ----------         ----------
 Cash and cash equivalents at beginning of period                             148                142
                                                                       ----------         ----------
 Cash and cash equivalents at end of period                            $      147         $      152
                                                                       ==========         ==========

               See notes to consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                May 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28,1999.

     The balance sheet at February 28, 1999 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   INVENTORIES

     Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                        THREE MONTHS ENDED
                                                              MAY 31,
                                                        1999             1998
                                                    -----------      -----------
Numerator:

Net (loss) income applicable to common
  shareholders                                       $ (1,433)         $  1,884
                                                      =======           =======
Denominator:

Denominator for basic earnings per share-               9,092             8,740
 weighted average shares

Effect of dilutive securities:
      Stock Options                                       ---               380


Denominator for diluted earnings per share-           -------          --------
  adjusted weighted-average shares and assumed
  conversions                                           9,092             9,120
                                                      =======           =======

Basic (loss) earnings per share                      $  (0.16)         $   0.22
                                                      =======           =======

Diluted (loss) earnings per share                    $  (0.16)         $   0.21
                                                      =======           =======


     The computation of diluted weighted average shares for the three months ended May 31, 1998 excludes 175,000 shares underlying stock options that are antidulitive based on the average market price for that period.



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

                                                    THREE MONTHS ENDED
                                             --------------------------------
                                                  MAY 31           MAY 31
                                                   1999             1998
                                               -----------       ----------

Net sales                                        100.0%            100.0%

      Cost of products sold                       76.6              76.5
                                                ------            ------
Gross profit                                      23.4              23.5
      Warehousing, selling, and
       administrative expenses                    23.3              20.3
      Amortization of excess of cost over
       acquired net assets                         0.2               0.1
      Amortization of excess of acquired
       net assets over cost                       (0.2)             (0.2)
                                                ------            ------
Operating earnings                                 0.1               3.2

Other expense:
      Interest expense, net                        1.1               0.7
      Other expense                                0.5               0.5
                                                ------            ------
(Loss) income before income taxes                 (1.6)              2.0
(Benefit) Provision for income taxes              (0.7)              0.7
                                                ------            ------
Net (loss) income                                 (0.9)%             1.3%
                                                ======            ======


RESULTS OF OPERATIONS

     Net sales of $159.1 million in the quarter ended May 31, 1999 increased 9.6% from $145.2 million for the comparable period in 1998. For the quarter, same store daily sales decreased 3.8% as compared to the prior year. Net sales from acquisitions provided the net sales growth in the quarter ended May 31, 1999. The decline in the same store daily sales is principally due to the unseasonably cool weather patterns that prevailed throughout the country in May and the discontinuance of certain product promotion programs which emphasized revenue at the expense of gross margin.

     Gross profit for the quarter ended May 31, 1999 increased 9.3% to $37.2 million from $34.0 million in the prior year as a result of the higher sales volume. The gross profit percentage for the quarter ended May 31, 1999 decreased to 23.4% as compared to 23.5% during the same quarter in the prior year. During the quarter, the Company recorded higher product shrinkage and damage expenses than had been recorded in the prior year.

     Warehousing, selling, and administrative expenses during the quarter increased 25.8% to $37.1 million from $29.5 million in the prior year. The normal operating expenses of the 22 branches acquired since the first quarter of the prior year contributed approximately 47.1% of the additional expense. The Company also recognized a charge related to the vesting of certain restricted stock granted to the Company's chief executive officer. As a percentage of net sales, warehousing, selling, and administrative expenses increased to 23.3% in the quarter from 20.3% in the prior year. Excluding the effect of the charge related to the grant of the restricted stock, warehousing, selling, and administrative expenses would have increased to 22.9% as a percentage of net sales.

     Interest expense during the quarter ended May 31, 1999 increased $757,000 to $1.8 million from $1.0 million in the previous year, resulting from the Company's average borrowings under the Company's revolving line of credit and two term loans increasing by $47.8 million over the previous year. The accounts receivable securitization borrowing (the "Securitization Program") is recorded as a sale of assets; therefore, approximately $55.7 million of accounts receivable and debt are not reflected on the Company's balance sheet at May 31, 1999. The discount on the sale of accounts receivable of $723,000 and $749,000 for the three months ended May 31, 1999 and May 31, 1998, respectively, was recorded as "Other Expense" on the statements of operations. The average rate of interest on all debt, including the Securitization Program, for the quarter ended May 31, 1999 was 6.6%, as compared to 7.1% for the same period in the previous year.

     For the quarter ended May 31, 1999, the Company recorded an income tax benefit of $1.1 million. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payments on obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the three months ended May 31, 1999, cash provided by operating activities was $7.4 million as compared to $587,000 for the three months ended May 31, 1998. Additionally, process improvements implemented by the Company have resulted in the accounts receivable level remaining constant during a period of increased sales. Net cash used in investing activities was $1.2 million for the three months ended May 31, 1999 as compared to $12.0 million for the three months ended May 31, 1998. In the three months ended May 31, 1998, the Company acquired the HVAC operations and related assets of Keller Supply, Inc. and George L. Johnston Co., Inc. for an aggregate cash price of
$10.4 million.   Net cash used in financing activities was $6.1 million for the three months ended May 31, 1999, while such activities provided $11.4 million in the three months ended May 31, 1998.

     The Company's working capital decreased to $90.5 million at May 31, 1999 from $97.5 million at February 28, 1999.

     The Company's capital expenditures, excluding acquisitions, for the three months ended May 31, 1999, were $1.3 million as compared to $1.7 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software.

     At May 31, 1999, the Company had a $240.0 million Credit Agreement (the "Credit Agreement") with one primary institution and several other participating lenders. The Credit Agreement provides for (a) the Securitization Program of $100.0 million, (b) a revolving line of credit ("the Revolver") of $90.0 million, and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). These credit commitments ( collectively, the "Credit Facilities") were increased to the present levels on October 16, 1998. The combined $240.0 million facility bears interest based at the commercial paper or the Eurodollar rate plus a margin as described below.

     The Company has a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sells the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. The capital commitment was $100.0 million at the beginning of the fiscal year. At May 31, 1999 and May 31, 1998, accounts receivable of $55.7 million and $60.0 million, respectively, were sold under the Securitization Program. The sales of such accounts receivable have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company has not accrued a liability at May 31, 1999 and May 31, 1998 for such servicing as the Company believes such cost is not significant. The margin on the commercial paper rate for the Securitization Program ranges from 0.75% to 1.75%, depending upon the

Company's interest coverage ratio, and was 1.0% at May 31, 1999.  The
borrowing rate at May 31, 1999 was 5.9%.   The discount on the sale of
accounts receivable was $723,000 and $749,000 for the quarters ended May 31, 1999 and May 31, 1998, respectively and such amounts are included in "Other Expenses" on the consolidated statements of operations.

     At May 31, 1999, the Company had borrowings of $45.0 million outstanding under the Revolver. These borrowings are due August 6, 2003. The margin on the Eurodollar rate for the Revolver ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at May 31, 1999. The borrowing rate at May 31, 1999 was 6.7%.

     The Company had aggregate borrowings of $48.4 million outstanding at May 31, 1999 on Tranche A and Tranche B. The Tranche A term loan matures on March 10, 2003, and the Tranche B loan matures on March 10, 2005. The margin on the Eurodollar rate for the Tranche A ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at May 31, 1999. The margin on the Eurodollar rate for the Tranche B ranges from 2.00% to 3.00%, depending upon the Company's interest coverage ratio, and was 2.25% at May 31, 1999.

     The Company has entered into two interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements, without an exchange of the notional amounts upon which the payments are based. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

     The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Credit Agreement. Under one interest rate swap agreement, the Company has fixed $40.0 million of its floating rate debt at a rate of 4.71% through October 19, 2001. Under the other interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt at a rate of 4.96% through October 20, 2003.

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


SUBSEQUENT EVENT

     On June 11, 1999, the Company entered into a Fourth Amendment and Waiver of the Credit Agreement (the "Amendment"). In general, the Amendment increases the interest rates paid by the Company, shortens the maturities of the term loans, grants certain warrants to the lenders, creates a new borrowing base reserve and revises the financial covenants, all as described in more detail below. The Amendment provides for the following changes to the Revolver, Tranche A term loan, and Tranche B term loan.

Revolver:

     Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00 % to 2.50%. The borrowing base for the Revolver will be reduced by a new reserve equal to $3,000,000 during July 1999 and equal to the outstanding balance of the Tranche A term loan during each succeeding month.

Tranche A Term Loan:

     On June 11, 1999, the Company made a principal payment aggregating $15,000,0000 financed by borrowings under the Revolver, and beginning June 30, 1999, the Company must make quarterly principal payments aggregating (a) $750,000 through September 30, 2000; (b) $1,250,000 through June 30, 2001 and (c) $250,000 on September 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.00 % to 3.00% The maturity date was changed from September 30, 2003 to September 30, 2001.

Tranche B Term Loan:

     Beginning June 30, 1999, quarterly principal payments of $62,500 must be made through March 31, 2001 with a balloon payment of $24,375,000 due on June 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar rate for these loans has been changed from 2.50% to 4.50%. The maturity date was changed from September 30, 2005 to June 30, 2001. In addition, until the Company can maintain, on a rolling four-quarter basis, a consolidated senior debt leverage rate of less than or equal to 5.0 to 1.0 (actual at May 31, 1999 was 7.27 to 1.0), additional interest will accrue and compound monthly against the principal balance of the Tranche B term loan at rates ranging from 2% to 10% of the outstanding balance thereof. Such interest will be due upon the earlier of the full payment of Tranche B or a refinancing of such debt.

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

     In connection with the Amendment, certain existing financial covenants related to the Revolver, Tranche A and Tranche B were modified to set lower levels of compliance. In addition to the current financial covenants, the Company is now required to meet a monthly senior debt leverage ratio and monthly targets of earnings before interest, taxes, depreciation, and amortization.

     On June 11, 1999, the Company entered into an Amendment Number Five to its Securitization Program. This Amendment provides for interest based on the commercial paper rate plus a margin of 1.75% until certain financial covenants are met. In connection with this amendment, certain financial covenants were modified to set lower levels of compliance. In addition, the Company is required to meet a quarterly senior fixed charge ratio and quarterly targets of earnings before interest, taxes, depreciation, and amortization.

     On July 14, 1999, the Company entered into a Fifth Amendment and
Waiver to the Credit Agreement and a consent and waiver to the Securitization Program to exclude the restricted stock grant to the Company's chief executive officer from the consolidated EBITDA calculation.

     Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through February 29, 2000. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.


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

     The Company has separated its Year 2000 project into four phases.
During Phase I, Millennium Impact Analysis, the Company reviewed all its business segments for Year 2000 issues. The Company categorized all of its hardware, software, and other equipment as either compliant, non-compliant, or as requiring research. The Company also contacted its largest customers and most critical suppliers. To date, 35% of such customers and 86% of the critical suppliers have responded. The Company is in the process of contacting the non-respondents to determine the level of risk. As a part of Phase II, Project Tactical Planning, a project budget and work plan for achieving Year 2000 compliance were developed. The majority of the work plan was devoted to replacing the non-compliant supply chain and financial management systems. Replacing non-compliant point of sale ("POS") systems and telephone systems was also identified as major tasks. Currently, the Company is in the midst of Phase III, Conversion and System Training. Since the Company has successfully implemented its new enterprise software, it is now 94% compliant. To be fully compliant, the Company must replace its telephone systems and POS equipment in some of its branches. Since this process is approximately 85% complete, the Company believes that it will complete this phase by September 1999. In the final phase, Phase IV, Year 2000 Simulation and Deployment, the Company will perform simulation testing to confirm that all systems are compliant. During this phase, the Company will age its database and model its business applications as if it were January 3, 2000. The Company intends to conduct this testing in September 1999.

     The Company has completed the replacement and upgrade of its supply chain and financial management systems and software that enables it to respond more efficiently to the needs of its customers. The Company believes that the new system is Year 2000 compliant. The Company has also targeted non-compliant POS hardware and software for replacement. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them. Previously, the Company mailed surveys to these key third parties. As of this date, all responses have indicated that these parties will be Year 2000 compliant. The Company will continue to solicit surveys from unresponsive parties, as well as continue to monitor the status of key third parties.

     Since the Company chose to primarily replace its main operating system to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. The Company has budgeted $325,000 for the replacement and upgrading of POS hardware and software. To date, the Company has expended approximately $150,000 for this portion of the project.  The Company anticipates spending an additional $175,000 to
complete the project.   The Company has budgeted an additional $1,050,000 to
replace non-compliant telephone systems, security systems, and office equipment. The Company anticipates these replacements will be completed by November 1999. The costs for the replacement of these systems will be funded through the Revolver. The Company is expecting to capitalize these costs as they are incurred. The Company has not materially deferred any other projects in order to achieve Year 2000 compliance.

     In the worst case scenario, several of the Company's branches could be without basic utility services for an extended period of time. The Company could also suffer unanticipated hardware or software failures. As a result, the Company may not be able to timely provide reliable data to management. The Company is also concerned that a number of its key suppliers might not be in compliance with Year 2000 requirements as of January 1, 2000. If any one of the financial institutions with whom the Company transacts business was non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions may be adversely affected. The Company is in the process of developing a contingency plan that would allow it to continue its operations even if such a disruption to vital services were to occur. In particular, the Company is in the process of developing procedures to process transactions manually in the event of the loss of power at any of its locations. As other potential risk areas become apparent, the Company intends to develop alternative solutions. However, if the Company, its vendors, or its customers, are unable to resolve their significant Year 2000 issues, it could result in a material financial risk.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     See Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.


Item 6.   Exhibits and Reports on Form 8-K
     (a)       Exhibits

     10.14G    Fifth Amendment and Waiver to Amended and Restated
                 Credit Agreement dated July 14, 1999

     27.       Financial Data Schedule (for SEC use only)

     (b)       Reports on Form 8-K

     On March 17, 1999, the Company filed a Form 8-K with the Commission to report further details of its preliminary fiscal fourth quarter and year-end outlook.

     On March 31, 1999, the Company filed a Form 8-K with the Commission regarding a one-time pre-tax charge to earnings for the year ended February 28, 1999.

     On April 13, 1999, the Company filed a Form 8-K with the Commission to report completion of the initial phase of its MIS problem identification.

     On April 27, 1999, the Company filed a Form 8-K with the Commission regarding progress on its new MIS system.

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

                                   PAMECO CORPORATION
                                   -----------------------------------
                                   (Registrant)


                              By:  /s/ Mark S. Sellers
                                   ---------------------------------------
                                   Mark S. Sellers
                                   Chief Financial Officer

July 15, 1999                      (Mr. Sellers has been duly authorized
                                      to sign on behalf of the registrant)

                                Exhibit Index


    Exhibit No.               Exhibit
    -----------               -------

     10.14G         Fifth Amendment and Waiver to Amended and Restated
                       Credit Agreement dated July 14, 1999

     27.            Financial Data Schedule (for SEC use only)