Form 10-Q
period 1999-08-31
PAMECO CORP
filed 1999-10-20
CIK 1036283

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(MARK ONE)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
                                      OR
     ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______________ TO ___________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days Yes X    No__
                                                          -

          Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 5,560,432 shares and Class B Common Stock, $.01 par value, 3,648,958 shares, both as of September 30, 1999.

                              PAMECO CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets-August 31, 1999
             and February 28, 1999                                             3
             Condensed Consolidated Statements of Operations-Three
             Months ended August 31, 1999 and 1998                             4
             Condensed Consolidated Statements of Operations-Six
             Months ended August 31, 1999 and 1998                             4
             Condensed Consolidated Statements of Cash Flows-Six
             Months ended August 31, 1999 and 1998                             5
             Notes to Condensed Consolidated Financial Statements              6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               7
PART II. OTHER INFORMATION
     Item 1. Legal Proceedings                                                13
     Item 4. Submission of Matters to a Vote of Security Holders              13
     Item 6. Exhibits and Reports on Form 8-K                                 13
SIGNATURES

                              PAMECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                           August 31,          February 28,
                                                                                              1999                  1999
                                                                                        ---------------        --------------
                                                                                           (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                                                $    137              $    148
     Accounts receivable, less allowance of $6,202 at August 31, 1999
      and $6,210 at February 28, 1999                                                           35,056                35,507
     Inventories, net                                                                          128,736               157,621
     Prepaid expenses and other current assets                                                     952                 4,149
                                                                                        --------------         -------------
          Total current assets                                                                 164,881               197,425
Property and equipment, net                                                                     16,584                15,694
Excess of cost over acquired net assets, net                                                    45,255                44,948
Other assets                                                                                       697                   682
Deferred income tax assets                                                                      15,139                15,139
                                                                                        --------------         -------------
          Total assets                                                                        $242,556              $273,888
                                                                                        ==============         =============

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                                         $ 56,536              $ 68,521
     Accrued compensation and withholdings                                                       4,543                 4,661
     Other accrued liabilities and expenses                                                     22,546                23,148
     Current portion of debt                                                                     3,258                 3,575
                                                                                        --------------         -------------
          Total current liabilities                                                             86,883                99,905
Long-term liabilities:
     Debt                                                                                       77,201                95,608
     Warranty reserves and other                                                                 5,944                 3,675
                                                                                        --------------         -------------
          Total long-term liabilities                                                           83,145                99,283
Excess of acquired net assets over cost, net                                                     4,198                 4,160
Shareholders' equity:
     Class A Common stock, $.01 par value-authorized 40,000 shares; 5,560 and 5,226
     shares issued and outstanding at August 31, 1999 and February 28, 1999,                        56                    52
     respectively
     Class B Common stock, $.01 par value-authorized 20,000 shares; 3,649 and 3,831
     shares issued and outstanding at August 31, 1999 and February 28, 1999,                        37                    38
     respectively
     Capital in excess of par value                                                             39,349                38,966
     Retained earnings                                                                          29,864                31,884
                                                                                        --------------         -------------
                                                                                                69,306                70,940
     Note receivable from shareholder                                                             (400)                 (400)
     Deferred compensation cost                                                                   (576)                  ---
                                                                                        --------------         -------------
          Total shareholders' equity                                                            68,330                70,540
                                                                                        --------------         -------------
          Total liabilities and shareholders' equity                                          $242,556              $273,888
                                                                                        ==============         =============

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                       Three Months Ended                 Six Months Ended
                                                                            August 31                         August 31
                                                                   ----------------------------     -----------------------------
                                                                       1999            1998             1999             1998
                                                                   ------------    ------------     ------------     ------------
Net sales                                                          $    207,724    $    210,293     $    366,841     $    355,487
Costs and expenses:
    Cost of products sold                                               163,740         159,810          285,655          270,956
    Warehousing, selling, and administrative expenses                    38,884          35,106           76,010           64,626
    Severance                                                               471             ---              471              ---
    Restructuring                                                         2,831             ---            2,831              ---
    Amortization of excess of cost over acquired net assets                 282             206              574              410
    Amortization of excess of acquired net assets over cost                (306)           (306)            (615)            (612)
                                                                   ------------    ------------     ------------     ------------
                                                                        205,902         194,816          364,926          335,380
                                                                   ------------    ------------     ------------     ------------
Operating earnings                                                        1,822          15,477            1,915           20,107

Other expenses:
    Interest expense, net                                                (1,792)         (1,286)          (3,571)          (2,308)
    Discount on sale of accounts receivable and other expenses           (1,163)           (978)          (1,977)          (1,738)
                                                                   ------------    ------------     ------------     ------------
(Loss) income before income taxes                                        (1,133)         13,213           (3,633)          16,061
(Benefit) provision for income taxes                                       (546)          4,905           (1,613)           5,870
                                                                   ------------    ------------     ------------     ------------
Net (loss) income                                                  $       (587)   $      8,308     $     (2,020)    $     10,191
                                                                   ============    ============     ============     ============

Basic (loss) earnings per share                                    $      (0.06)   $       0.95     $      (0.22)    $       1.16
                                                                   ============    ============     ============     ============
 Basic weighted average shares outstanding                                9,201           8,782            9,147            8,761
                                                                   ============    ============     ============     ============

Diluted (loss) earnings per share                                  $      (0.06)   $       0.91     $      (0.22)    $       1.11
                                                                   ============    ============     ============     ============
 Diluted weighted average shares outstanding                              9,201           9,180            9,147            9,143
                                                                   ============    ============     ============     ============

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                                    August 31
                                                                        ------------------------------------
                                                                            1999                    1998
                                                                        --------------           -----------
Cash flows from operating activities
Net (loss) income                                                            $  (2,020)            $  10,191
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Amortization of excess of cost over acquired net assets                       574                   410
     Amortization of excess of acquired net assets over cost                      (615)                 (612)
     Depreciation                                                                1,688                   993
     Loss (gain) on sale of property and equipment                                  40                   (19)
     Deferred compensation costs                                                  (576)                   --
     Changes in operating assets and liabilities net of assets
     acquired and liabilities assumed:
        Accounts receivable                                                        451                (6,945)
        Inventories, prepaid expenses and other assets                          31,844               (10,917)
        Accounts payable and accrued liabilities                               (10,436)                6,829
                                                                        --------------           -----------
Net cash provided by (used in ) operating activities                            20,950                   (70)

Cash flows from investing activities
Purchases of property and equipment                                             (2,641)               (4,132)
Proceeds from sales of property and equipment                                       23                   154
Business acquisitions                                                               --               (32,902)
                                                                        --------------           -----------
Net cash used in investing activities                                           (2,618)              (36,880)

Cash flows from financing activities
Borrowings on working capital facility                                         205,437               400,262
Repayments on working capital facility                                        (207,289)             (393,273)
Borrowings on term debt                                                             --                30,000
Repayments on term debt                                                        (16,624)                 (538)
Payments on capital lease obligations and other debt                              (248)                  (53)
Proceeds from exercise of stock options and warrants                               381                   551
                                                                        --------------           -----------
Net cash (used in) provided by financing activities                            (18,343)               36,949
                                                                        --------------           -----------
Net  decrease in cash and cash equivalents                                         (11)                   (1)
Cash and cash equivalents at beginning of period                                   148                   142
                                                                        --------------           -----------
Cash and cash equivalents at end of period                                   $     137             $     141
                                                                        ==============           ===========


                See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                August 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

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

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                                                 Three Months Ended           Six Months Ended
                                                                                     August 31,                  August 31,
                                                                               1999             1998       1999              1998
                                                                              ------           ------    --------          --------
Numerator:

Net (loss) income applicable to common shareholders                             (587)           8,308      (2,020)           10,191
                                                                              ======           ======    ========          ========

Denominator:

Denominator for basic earnings per share-weighted average shares               9,201            8,782       9,147             8,761

Effect of dilutive securities:
      Stock Options                                                               --              398          --               382

                                                                              ------           ------    --------          --------
Denominator for diluted earnings per share-adjusted weighted-
average shares and assumed conversions                                         9,201            9,180       9,147             9,143
                                                                              ======           ======    ========          ========

Basic (loss) earnings per share                                               $(0.06)          $ 0.95    $  (0.22)         $   1.16
                                                                              ======           ======    ========          ========

Diluted (loss) earnings per share                                             $(0.06)          $ 0.91    $  (0.22)         $   1.11
                                                                              ======           ======    ========          ========

     The computation of diluted weighted average shares for the three and six months ended August 31, 1999 excludes 950,594 shares underlying stock options that are antidulitive based on the average market price for that period and also as the Company is reporting a loss. The computation of diluted weighted average shares for the six months ended August 31, 1998 excludes 470,000 shares underlying stock options that are antidulitive based on the average market price for that period.


4.   CONTINGENCIES

     From time to time, the Company is involved in claims and legal proceedings which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.

                                                                       Three Months Ended                    Six Months Ended
                                                                --------------------------------        ---------------------------
                                                                 August 31           August 31          August 31        August 31
                                                                   1999                 1998             1999              1998
                                                                -----------         ------------        ---------        ---------
Net sales                                                             100.0 %              100.0 %          100.0 %           100.0%
      Cost of products sold                                            78.8                 76.0             77.9              76.2
                                                                -----------         ------------        ---------        ----------
Gross profit                                                           21.2                 24.0             22.1              23.8
      Warehousing, selling, and administrative expenses                18.7                 16.7             20.7              18.2
      Severance                                                         0.2                    -              0.1                 -
      Restructuring                                                     1.4                    -              0.8                 -
      Amortization of excess of cost over acquired net assets           0.1                  0.1              0.2               0.1
      Amortization of excess of acquired net assets over cost          (0.1)                (0.1)            (0.2)             (0.2)
                                                                -----------         ------------        ---------        ----------
Operating earnings                                                      0.9                  7.4              0.5               5.7

Other expense:
       Interest expense, net                                            0.9                  0.6              1.0               0.6
       Other expense                                                    0.6                  0.5              0.4               0.5
                                                                -----------         ------------        ---------        ----------
(Loss) income before income taxes                                      (0.5)                 6.3             (1.0)              4.5
(Benefit) Provision for income taxes                                   (0.2)                 2.3             (0.5)              1.7
                                                                -----------         ------------        ---------        ----------
Net(loss) income                                                       (0.3)%                4.0 %           (0.6)%             2.9%
                                                                ===========         ============        =========        ==========

     RESULTS OF OPERATIONS

     QUARTER ENDED AUGUST 31, 1999 VS QUARTER ENDED AUGUST 31, 1998

     Net sales for the quarter ended August 31, 1999 decreased 1.2% to $207.7 million from $210.3 million for the same period in 1998. Second quarter same store daily net sales decreased 7.6%, segmented as follows: (i) 9.2% decrease in net sales of HVAC products, and (ii) 5.3% decrease in net sales of refrigeration equipment, parts, and supplies, as compared to the same period in 1998. Net sales were adversely impacted by: (i) supply chain issues and (ii) the discontinuance of certain promotional programs that emphasized revenue at the expense of gross margin.

Gross profit for the quarter ended August 31, 1999 decreased 12.9% to $44.0 million from $50.5 million for the same period in 1998. The gross profit percentage for the quarter ended August 31, 1999 decreased to 21.2% from 24.0% for the same period in 1998. The lower gross profit percentage is primarily due to the write down of excess and idle inventory, and the reduction of anticipated benefits from vendor rebate programs to reflect the Company's lower than anticipated purchasing levels. Without the effect of these adjustments, the gross profit percentage would have been 23.3% for the three months ended August 31, 1999.

Warehousing, selling, and administrative expenses during the quarter increased 10.9% to $38.9 million from $35.1 million for the same period in 1998. The normal operating expenses of the 32 branches acquired since the same period in 1998 contributed approximately 53.5% of the additional expense, 7.5% was related to the vesting of certain restricted stock granted to the Company's current chief executive officer, and the remainder is primarily attributable to the costs associated with the Company's objective of enhancing its key business processes.

For the quarter ended August 31, 1999, the Company recorded a $2.8 million restructuring charge for costs relating to the closing or combining of branch locations. The charge also included a write off of the portion of goodwill related to acquired branches that have been scheduled for closure.

For the quarter ended August 31, 1999, the Company recorded charges of $471,000 related to severance payments to be paid to several of the Company's former executives.

Interest expense, net for the second quarter ended August 31, 1999 increased $506,000 to $1.8 million from $1.3 million for the same period in 1998, primarily due to higher interest rates. The accounts receivable securitization borrowing (the "Securitization Program") is recorded as a sale of assets; therefore, approximately $64.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1999. The discount on the sale of accounts receivable of $1.1 million and $1.0 million for the quarter ended August 31, 1999 and August 31, 1998, respectively, was recorded as "Other Expense" on the consolidated statements of operations.

For the quarter ended August 31, 1999, the Company recorded an income tax benefit of $546,000. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.

SIX MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

Net sales for the six months ended August 31, 1999 increased 3.2% to $366.8 million from $355.5 million for the same period in 1998. For the six months, same store daily net sales decreased 5.6%, segmented as follows: (i) 5.9% decrease in net sales of HVAC products, and (ii) 5.3% decrease in net sales of refrigeration equipment, parts, and supplies, as compared to the same period in 1998. Net sales were adversely impacted by: (i) supply chain issues and (ii) the discontinuance of certain promotional programs that emphasized revenue at the expense of gross margin.

Gross profit for the six months ended August 31, 1999 decreased 4.0% to $81.2 million from $84.5 million for the same period in 1998. The gross profit percentage for the six months ended August 31, 1999 decreased to 22.1% from 23.8% for the same period in 1998. The lower gross profit percentage is primarily due to: (i) the write down of excess and idle inventory, and (ii) the reduction of anticipated benefits from vendor rebate programs to reflect the Company's lower than anticipated purchasing levels. Without the effect of these adjustments, the gross profit percentage would have been 23.3% for the six months ended August 31, 1999.

Warehousing, selling, and administrative expenses for the six months ended August 31, 1999 increased 17.6% to $76.0 million from $64.6 million for the same period in 1998. The normal operating expenses of the 32 branches acquired since the same period in 1998 contributed approximately 56.8% of the additional expense, and the remainder is primarily attributable to the costs associated with the Company's objective of enhancing its key business processes.

For the six months ended August 31, 1999, the Company recorded a $2.8 million restructuring charge for costs relating to the closing or combining of branch locations. The charge also included a write down of the portion of goodwill related to acquired branches that have been scheduled for closure.

For the six months ended August 31, 1999, the Company recorded charges of $471,000 related to severance payments to be paid to several of the Company's former executives.

Interest expense, net for the six months ended August 31, 1999 increased $1.3 million to $3.6 million from $2.3 million for the same period in 1998, primarily due to higher interest rates. The accounts receivable securitization borrowing (the "Securitization Program") is recorded as a sale of assets; therefore, approximately $64.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1999. The discount on the sale of accounts receivable of $1.9 million and $1.8 million for the six months ended August 31, 1999 and August 31, 1998, respectively, was recorded as "Other Expense" on the statements of operations.

     For the six months ended August 31, 1999, the Company recorded an income tax benefit of $1.6 million. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to aggressively manage working capital and debt, reducing inventory by $28.9 million, accounts payable by $12.8 million, and total debt by $22.9 million since February 28, 1999. The benefit of aggressive working capital management has been partially offset by the Company's current asset based financing structure. The Company's debt capacity is adversely affected by the reduction of inventory.

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the six months ended August 31, 1999, cash provided by operating activities was $21.0 million as compared to $70,000 used in operating activities for the six months ended August 31, 1998. Net cash used in investing activities was $2.6 million for the six months ended August 31, 1999 as compared to $36.9 million for the six months ended August 31, 1998. In the six months ended August 31, 1998, the Company acquired the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., and Park Heating and Air Conditioning, Inc. for an aggregate cash price of $32.9 million. Net cash used in financing activities was $18.3 million for the six months ended August 31, 1999, while such activities provided $36.9 million in the six months ended August 31, 1998.

     The Company's working capital decreased to $78.0 million at August 31, 1999 from $97.5 million at February 28, 1999.

     The Company's capital expenditures, excluding acquisitions, for the six months ended August 31, 1999, were $2.6 million as compared to $4.1 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software.

     At August 31, 1999, the Company had a $240.0 million Credit Agreement ( the "Credit Agreement") with one primary institution and several other participating lenders. The Credit Agreement provides for (a) the Securitization Program of $100.0 million, (b) a revolving line of credit ("the Revolver") of $90.0 million, and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). These credit commitments (collectively, the "Credit Facilities") were increased to the present levels on October 16, 1998. The combined $240.0 million facility bears interest at a prime rate based or Eurodollar based interest rate plus a margin as described below.

     The Company has a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securitization Program is an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sells the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. The capital commitment was $100.0 million at the beginning of the fiscal year. At August 31, 1999 and August 31, 1998, accounts receivable of $64.5 million and $60.0 million, respectively, were sold under the Securitization Program. The sales of such accounts receivable have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company has not accrued a liability at August 31, 1999 and August 31, 1998 for such servicing as the Company believes such cost is not significant. The margin on the commercial paper rate for the Securitization Program was 1.75% at August 31, 1999. The borrowing rate at August 31, 1999 was 5.15%. The discount on the sale of accounts receivable was $1.1 million and $1.0 million for the quarters ended August 31, 1999 and August 31, 1998, respectively and such amounts are included in "Other Expenses" on the consolidated statements of operations. The discount on the sale of accounts receivable was $1.9 million and $1.8 million for the six months ended August 31, 1999 and August 31, 1998, respectively and such amounts are included in "Other Expenses" on the consolidated statements of operations.

     On June 11, 1999, the Company entered into a Fourth Amendment and Waiver of the Credit Agreement (the "Fourth Amendment"). In general, the Fourth Amendment increases the interest rates paid by the Company, shortens the maturities of the term loans, grants certain warrants to the lenders, creates a new borrowing base reserve and revises the financial covenants, all as described in more detail below. The Fourth Amendment provides for the following changes to the Revolver, Tranche A term loan, and Tranche B term loan.

Revolver:

     Until the Company meets certain minimum financial covenants, the margin on the Eurodollar based interest rate for these loans has been changed from 2.00 % to 2.50%. The borrowing base for the Revolver was reduced by a new reserve equal to $7,750,000 at August 31, 1999 and is equal to the outstanding balance of the Tranche A term loan during each succeeding month.

Tranche A Term Loan:

     On June 11, 1999, the Company made a principal payment aggregating $15,000,0000 financed by borrowings under the Revolver, and beginning June 30, 1999, the Company must make quarterly principal payments aggregating (a) $750,000 through September 30, 2000; (b) $1,250,000 through June 30, 2001 and
(c) $250,000 on September 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar based interest rate for these loans has been changed from 2.00 % to 3.00% The maturity date was changed from September 30, 2003 to September 30, 2001.

Tranche B Term Loan:

     Beginning June 30, 1999, quarterly principal payments of $62,500 must be made through March 31, 2001 with a balloon payment of $24,375,000 due on June 30, 2001. Until the Company meets certain minimum financial covenants, the margin on the Eurodollar based interest rate for these loans has been changed from 2.50% to 4.50%. The maturity date was changed from September 30, 2005 to June 30, 2001. In addition, until the Company can maintain, on a rolling four-quarter basis, a consolidated senior debt leverage rate of less than or equal to
5.0 to 1.0, additional interest will accrue and compound monthly against the principal balance of the Tranche B term loan at rates ranging from 2% to 10% of the outstanding balance thereof. Such interest will be due upon the earlier of the full payment of Tranche B or a refinancing of such debt.

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

     At August 31, 1999, the Company had borrowings of $47.8 million outstanding under the Revolver. These borrowings are due August 6, 2003. The margin on the Eurodollar rate for the Revolver was 2.5% at August 31, 1999. The borrowing rate at August 31, 1999 was 5.33%.

     The Company had aggregate borrowings of $32.6 million outstanding at August 31, 1999 on Tranche A and Tranche B. The Tranche A term loan matures on September 30, 2001 and the Tranche B loan matures on June 30, 2001. The margin on the Eurodollar rate for the Tranche A was 3.0% at August 31, 1999. The margin on the Eurodollar rate for the Tranche B was 4.5% at August 31, 1999.

     In connection with the Fourth Amendment, certain existing financial covenants related to the Revolver, Tranche A and Tranche B were modified to set lower levels of compliance. In addition to the current financial covenants, the Company is now required to meet a monthly senior debt leverage ratio and monthly targets of earnings before interest, taxes, depreciation, and amortization.

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

     On July 14, 1999, the Company entered into a Fifth Amendment and Waiver of the Credit Agreement which allowed the Company to add back certain amounts to the Company's earnings for financial covenant compliance purposes.

     On August 25, 1999, the Company entered into a Sixth Amendment and Waiver of the Credit Agreement and an Amendment No. 6 to Securitization Agreements. These amendments lowered certain of the financial covenants applicable to the Credit Agreement and the Securitization Program.

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

SUBSEQUENT EVENT

     On October 20, 1999, the Company entered into a Seventh Amendment and Waiver of the Credit Agreement and an Amendment No. 7 to Securitization Agreements. These amendments require that the Company deliver daily borrowing base reports to the lenders under the Credit Agreement and that the Company deliver daily investment base reports to Redwood's operating agent under the Securitization Program. The amendment of the Credit Agreement also restricts the Company to prime rate-based interest rates for future borrowings and for maturing eurodollar-based interest rate borrowings and requires that interest on the prime rate-based borrowings be payable monthly in arrears. These amendments also shorten or eliminate certain of the time periods previously available to the Company to cure certain types of defaults (in the case of the Credit Agreement) or termination events (in the case of the Securitization Program). These amendments also require that the Company certify on a daily basis to its compliance with the requirements of the Credit Agreement and the Securitization Program and provide its lenders and Redwood's operating agent with certain daily reports with respect to its inventory and accounts receivable, respectively. These amendments also require that the Company release the lenders under the Credit Agreement and Redwood and its agents under the Securitization Program from any and all liabilities, claims, suits, debts, causes of action and the like which the Company may have or claim to have against any such person arising on or prior to the date of these amendments. The amendment of the Securitization Program also eliminates the requirement that Redwood's operating agent give the Company 30 days prior notice of such operating agent's imposition of other criteria and requirements for the eligibility of receivables to be included in the investment base for the Securitization Program. The amendment of the Securitization Program also requires that the Company cure on a same-day basis any purchase excess condition which may exist under the Securitization Program (previously the Company was required to cure such condition by the next business day). The amendment of the Securitization Program also requires that at least one of PSC's independent directors be a representative of a nationally-recognized independent firm acceptable to Redwood's operating agent. In connection with the amendment of the Securitization Program, the Company and PSC also agreed that Redwood has the option, upon 5 business days' prior notice, to put to PSC all of the receivables transferred under the Securitization Program at a purchase price equal to 100% of Redwood's capital investment in such receivables plus the accrued yield on such investment and any breakage costs payable under the Securitization Program. PSC's put obligation is contingent upon PSC obtaining financing on terms no less favorable to PSC than those under the Credit Agreement.

     Management cannot assure that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through February 29, 2000. However, if the Company is able to refinance or further amend the Credit Agreement on or before February 29, 2000, management believes the Company should be able to fund its operations after such date.

SEASONALITY

     The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

YEAR 2000

     The Company utilizes computer systems and software affected by the Year 2000 issue. Many computer programs were originally designed to utilize two digits instead of four to define the applicable year. As a result, a computer program might recognize a date using "00" as the year 1900 rather than 2000 which could cause system failures or miscalculations. The Company's operations could be adversely affected by Year 2000 issues.

     The Company has separated its Year 2000 project into four phases. During Phase I, Millennium Impact Analysis, the Company reviewed all its business segments for Year 2000 issues. The Company categorized all of its hardware, software, and other equipment as either compliant, non-compliant, or as requiring research. The Company also surveyed its largest customers and most critical suppliers. Moreover, the most critical suppliers were contacted individually to determine their Year 2000 compliancy status. As a part of Phase II, Project Tactical Planning, a project budget and work plan for achieving Year 2000 compliance were developed. The majority of the work plan was devoted to replacing the non-compliant supply chain and financial management systems. Replacing non-compliant point of sale ("POS") systems and telephone systems was also identified as major tasks. Phase III, Conversion and System Training was completed with the implementation of the new enterprise software and the completion of POS system upgrades at the end of September 1999. In the final phase, Phase IV, Year 2000 Simulation and Deployment, the Company performed simulation testing to confirm that all production systems will be compliant into the next millennium. As of this date, the Company has completed its simulation testing. The Company has not discovered any significant issues.

     By replacing the supply chain and financial management systems and software, the Company has positioned itself to respond more efficiently to the needs of its customers. The Company believes that the new system is Year 2000 compliant. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them. Previously, the Company mailed surveys to these key third parties. As of this date, all responses have indicated that these parties will be Year 2000 compliant. The Company will continue to solicit surveys from unresponsive parties, as well as continue to monitor the status of key third parties.

     Since the Company chose primarily to replace its main operating system to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. The Company budgeted $448,000 for the replacement and upgrading of POS hardware and software. This project was completed at a cost of $308,000, under budget by $140,000. The Company also budgeted $1,050,000 to replace non-compliant telephone systems, security systems, and office equipment. However, upon detailed analysis, the Company believes that the actual cost for such replacements will be approximately $50,000, or approximately $1,000,000 under budget. The Company anticipates these replacements will be completed by November 1999. The costs for the replacement of these systems will be funded through the Revolver. The Company is expecting to capitalize these costs as they are incurred. The Company has not materially deferred any other projects in order to achieve Year 2000 compliance.

     In the worst case scenario, several of the Company's branches could be without basic utility services for an extended period of time. The Company could also suffer unanticipated hardware or software failures. As a result, the Company may not be able to timely provide reliable data to management. The Company is also concerned that a number of its key suppliers might not be in compliance with Year 2000 requirements as of January 1, 2000. If any one of the financial institutions with whom the Company transacts business is non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions may be adversely affected. The Company has developed a contingency plan that would allow it to continue its operations even if such a disruption to vital services were to occur. In particular, the Company has developed procedures to process transactions manually in the event of the loss of power at any of its locations. However, if the Company, its vendors, or its customers, are unable to resolve their significant Year 2000 issues, it could result in a material financial risk.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 4 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual shareholders' meeting on June 30, 1999.

          The following individuals were elected to the Company's Board of Directors.

                                     For     Withheld
                                  ---------  --------
          Class A
          -------
          Richard Bearse          3,528,916    38,151
          Philip M. Pfeffer       3,528,741    38,326

          Class B
          -------

          James R. Balkcom        3,297,297         0
          Willem F.P. De Vogel    3,297,297         0
          Earl Dolive             3,297,297         0

          The shareholders ratified the Company's 1999 Stock Award Plan.

          Voting For   2,742,613   Voting Against   821,410   Abstaining   3,044

          The shareholders approved the Chairman Compensation Plan.

          Voting For   3,511,130   Voting Against    53,295   Abstaining   2,642


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          27.  Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

          On July 14, 1999, the Company filed a Form 8-K with the Commission to announce its operating results for the fiscal quarter ended May 31, 1999, the launch of a new web site, and the appointment of certain personnel. Such filing included the Company's unaudited balance sheet as of May 31, 1999 and statement of operations for the three months ended May 31, 1999.

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

                                        PAMECO CORPORATION
                                        -----------------------------------
                                        (Registrant)


                                   By:  /s/ Mark S. Sellers
                                        -----------------------------------
                                        Mark S. Sellers
                                        Chief Financial Officer

October 20, 1999                        (Mr. Sellers has been duly authorized
                                         to sign on behalf of the registrant)

                                 Exhibit Index

    Exhibit No.          Exhibit
    -----------          -------

        27.              Financial Data Schedule (for SEC use only)