Form 10-Q/A
period 1999-08-31
PAMECO CORP
filed 1999-11-03
CIK 1036283

                                  FORM 10-Q/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________ TO  _________


                        COMMISSION FILE NUMBER 001-12837

                               PAMECO CORPORATION
             (Exact name of registrant as specified in its charter)


                    GEORGIA                           51-0287654
           (State or other jurisdiction            (I.R.S. employer
         of incorporation or organization       identification number)


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

                               PAMECO CORPORATION

                                     INDEX


PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit No.    Description
-----------    -----------

 10.14H Sixth Amendment and Waiver to the Amended and Restated Credit Agreement dated August 25, 1999.

 10.14I Seventh Amendment and Waiver to the Amended and Restated Credit Agreement dated October 20, 1999.

 10.19D        Amendment No. 6 to Securitization Agreements, dated August 25,
               1999.

 10.19E        Amendment No. 7 to Securitization Agreements, dated October 20,
               1999.

 27 Financial Data Schedule (for SEC use only), previously filed with the Company's Quarterly Report on Form 10-Q, filed with with the Securities and Exchange Commission on October 20, 1999.

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


                                        PAMECO CORPORATION
                                        (Registrant)


                                        By: /s/ Mark S. Sellers
                                            ------------------------------------
                                                Mark S. Sellers
                                                Vice Chairman and
                                                Chief Financial Officer

November 3, 1999                                (Mr. Sellers has been duly
                                                authorized to sign on behalf of
                                                the registrant)

                                 Exhibit Index
                                 -------------



Exhibit No.    Description
-----------    -----------

 10.14H Sixth Amendment and Waiver to the Amended and Restated Credit Agreement dated August 25, 1999.

 10.14I Seventh Amendment and Waiver to the Amended and Restated Credit Agreement dated October 20, 1999.

 10.19D        Amendment No. 6 to Securitization Agreements, dated August 25,
               1999.

 10.19E        Amendment No. 7 to Securitization Agreements, dated October 20,
               1999.