Form 10-Q
period 1999-11-30
PAMECO CORP
filed 2000-01-19
CIK 1036283

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(MARK ONE)
      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
                                      OR
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

          Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 5,947,329 shares and Class B Common Stock, $.01 par value - 3,272,929 shares, both as of December 31, 1999.

                              PAMECO CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheet-November 30, 1999
                  and February 28, 1999                                     3
                  Condensed Consolidated Statement of  Operations-Three
                  Months ended November 30, 1999 and 1998                   4
                  Condensed Consolidated Statement of Operations-Nine
                  Months ended November 30, 1999 and 1998                   4
                  Condensed Consolidated Statement of Cash Flow-Nine
                  Months ended November 30, 1999 and 1998                   5
                  Notes to Condensed Consolidated Financial Statements      6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings                                         12
         Item 5.  Other Information                                         12
         Item 6.  Exhibits and Reports on Form 8-K                          12
SIGNATURES

                              PAMECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                                                  November 30,     February 28,
                                                                                                     1999             1999
                                                                                                --------------    -------------
Assets
Current assets:
        Cash and cash equivalents                                                                    $    128         $    148
        Accounts receivable, less allowance of $ 6,006 at November 30, 1999
         and $6,210 at February 28, 1999                                                               32,961           35,507
        Inventories, net                                                                              117,205          157,621
        Prepaid expenses and other current assets                                                       1,904            4,149
                                                                                                --------------    -------------
                Total current assets                                                                  152,198          197,425
Property and equipment, net                                                                            16,068           15,694
Excess of cost over acquired net assets, net                                                           43,699           44,948
Other assets                                                                                              831              682
Deferred income tax assets                                                                             15,139           15,139
                                                                                                --------------    -------------
                Total assets                                                                         $227,935         $273,888
                                                                                                ==============    =============
Liabilities and shareholders' equity
Current liabilities:
        Accounts payable                                                                             $ 61,085         $ 68,521
        Accrued compensation and withholdings                                                           4,772            4,661
        Other accrued liabilities and expenses                                                         18,085           23,148
        Current portion of capital lease obligations and other debt                                       251            3,575
                                                                                                --------------    -------------
                Total current liabilities                                                              84,193           99,905
Long-term liabilities:
        Debt                                                                                           70,602           95,608
        Warranty reserves and other                                                                     5,725            3,675
                                                                                                --------------    -------------
                Total long-term liabilities                                                            76,327           99,283
Excess of acquired net assets over cost, net                                                            3,889            4,160
Shareholders' equity:
        Class A Common stock, $.01 par value-authorized 40,000 shares; 5,947 and 5,226
         shares issued and outstanding at November 30, 1999 and February 28, 1999, respectively            60               53
        Class B Common stock, $.01 par value-authorized 20,000 shares; 3,273 and 3,831
         shares issued and outstanding at November 30, 1999 and February 28, 1999, respectively            33               38
        Capital in excess of par value                                                                 39,514           38,965
        Retained earnings                                                                              24,722           31,884
                                                                                                --------------    -------------
                                                                                                       64,329           70,940
        Note receivable from shareholder                                                                 (400)            (400)
         Deferred compensation cost                                                                      (403)             ---
                Total shareholders' equity                                                             63,526           70,540
                                                                                                --------------    -------------
                Total liabilities and shareholders' equity                                           $227,935         $273,888
                                                                                                ==============    =============

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION


                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                      Three Months Ended                 Nine Months Ended
                                                                          November 30                        November 30
                                                                   --------------------------         -------------------------
                                                                      1999           1998               1999            1998
                                                                   -----------    -----------         ----------    -----------
Net sales                                                             $135,991       $148,068           $502,832       $503,554
Costs and expenses:
        Cost of products sold                                          103,163        112,575            388,818        383,529
        Warehousing, selling, and administrative expenses               37,382         33,267            113,392         97,889
         Severance                                                          35            ---                633            ---
         Restructuring                                                     881            ---              3,585            ---
        Amortization of excess of cost over acquired net assets            281            341                855            751
        Amortization of excess of acquired net assets over cost           (303)          (306)              (918)          (918)
                                                                   -----------    -----------         ----------    -----------
                                                                       141,439        145,877            506,365        481,251
                                                                   -----------    -----------         ----------    -----------
Operating (loss) earnings                                               (5,448)         2,191             (3,533)        22,303

Other expenses:
        Interest expense, net                                           (1,861)        (1,154)            (5,431)        (3,462)
        Discount on sale of accounts receivable                           (559)        (1,050)            (2,418)        (2,846)
        Other income/(expense), net                                       (403)           (12)              (522)            47
                                                                   -----------    -----------         ----------    -----------
(Loss ) income before income taxes                                      (8,271)           (25)           (11,904)        16,042
(Benefit) provision for income taxes                                    (3,129)          (127)            (4,742)         5,744
                                                                   -----------    -----------         ----------    -----------
Net (loss) income                                                     $ (5,142)      $    102           $ (7,162)      $ 10,298
                                                                   ===========    ===========         ==========    ===========

Basic (loss) earnings per share                                         $(0.56)      $   0.01           $  (0.78)      $   1.17
                                                                   ===========    ===========         ==========    ===========
 Basic weighted average shares outstanding                               9,216          8,818              9,170          8,780
                                                                   ===========    ===========         ==========    ===========

Diluted (loss) earnings per share                                     $  (0.56)      $   0.01           $  (0.78)      $   1.13
                                                                   ===========    ===========         ==========    ===========
 Diluted weighted average shares outstanding                             9,216          9,106              9,170          9,132
                                                                   ===========    ===========         ==========    ===========

           See notes to condensed consolidated financial statements.

                              PAMECO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                (In thousands)


                                                                                     Nine Months Ended
                                                                                        November 30
                                                                     -----------------------------------------------
                                                                            1999                          1998
                                                                     -----------------              ----------------
Cash flows from operating activities
Net (loss) income                                                        $      (7,162)                $     10,298
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Amortization of excess of cost over acquired net assets                    855                          751
        Amortization of excess of acquired net assets over cost                   (918)                        (918)
        Depreciation                                                             2,741                        1,622
        Loss (gain) on sale of property and equipment                               52                          (52)
        Deferred compensation costs                                               (403)                         ---
        Changes in operating assets and liabilities net of
         assets acquired and liabilities assumed:
              Accounts receivable                                                2,546                       18,231
              Inventories, prepaid expenses and other assets                    43,158                       (1,291)
              Accounts payable and accrued liabilities                         (11,774)                     (22,244)
                                                                     -----------------              ----------------
Net cash provided by operating activities                                       29,095                        6,397

Cash flows from investing activities
Purchases of property and equipment                                             (3,409)                      (5,939)
Proceeds from sales of property and equipment                                       23                          202
Business acquisitions                                                              ---                      (41,069)
                                                                     -----------------             -----------------
Net cash used in investing activities                                           (3,386)                     (46,806)

Cash flows from financing activities
Borrowings (repayments) on working capital facility                              3,724                      (10,034)
Borrowings on term debt                                                           ---                        51,075
Repayments on term debt                                                        (29,756)                      (1,075)
Payments on capital lease obligations and other debt                              (248)                         (93)
Proceeds from exercise of stock options and warrants                               551                          556
                                                                     -----------------             -----------------
Net cash (used in) provided by financing activities                            (25,729)                      40,429
                                                                     -----------------              ----------------
Net  (decrease) increase in cash and cash equivalents                              (20)                          20
Cash and cash equivalents at beginning of year                                     148                          142
                                                                     -----------------              ----------------
Cash and cash equivalents at end of period                               $         128                 $        162
                                                                     =================              ================

                See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               November 30, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28,1999.

     The balance sheet at February 28, 1999, included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

2.   INVENTORIES

     Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                           Three Months Ended             Nine Months Ended
                                                                               November 30,                  November 30,
                                                                           1999          1998             1999         1998
                                                                         ---------     ---------        ---------    ---------
Numerator:

Net (loss) income applicable to common shareholders                      (5,142)          102           (7,162)        10,298
                                                                       ========       =======         ========       ========

Denominator:

Denominator for basic (loss) earnings per share-weighted average          9,216         8,818            9,170          8,780
 shares

Effect of dilutive securities:
      Stock Options                                                         _             288              _              352
                                                                       --------       -------         --------       --------
Denominator for diluted (loss) earnings per share-adjusted weighted-
average shares and assumed conversions                                    9,216         9,106            9,170          9,132
                                                                       ========       =======         ========       ========

Basic (loss) earnings per share                                         $ (0.56)       $ 0.01          $ (0.78)       $  1.17
                                                                       ========       =======         ========       ========

Diluted (loss) earnings per share                                       $ (0.56)       $ 0.01          $ (0.78)       $  1.13
                                                                       ========       =======         ========       ========


     The computation of diluted weighted average shares for the three and nine months ended November 30, 1999, excludes 834,919 shares underlying stock options that are antidulitive based on the average market price for that period and also as the Company is reporting a loss. The computation of diluted weighted average shares for the three and nine months ended November 30, 1998, excludes 541,250 and 47,000 shares underlying stock options, respectively, that are antidilutive based on the average market price for that period.


4.   CONTINGENCIES

     Richtree Realty sent a demand letter seeking reimbursement for expenses associated with ongoing environmental investigation and remediation of a portion of property located at 730 Grand Ave., Ridgefield, Bergen County, NJ. Melchior, Armstrong Dessau Inc., a predecessor of Pameco manufactured air conditioning units at this property prior to selling to Richtree. They asserted a claim for $191,159.25 in reimbursement for the environmental investigation and soils remediation, and offered to settle in December 1999 for $150,000 and direct assumption by Pameco of all future pit expenses. The Company believes the claim is without merit and intends to defend vigorously.

     Two former employees allege the Company has breached the terms of an employment agreement. Pameco has filed countersuit. This case has been removed to the Federal District Court for the Southern District of FL. The court has set pre-trial conference and trial dates. The Company believes the claim is without merit and intends to defend vigorously.

     From time to time, the Company is involved in claims and legal proceedings, which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

5.   RESTRUCTURING

     During the quarter ended August 31, 1999, the Company began an extensive review of its unprofitable branches. As of November 30, 1999, the Company has determined that 43 branches are either (1) located in a market that is already sufficiently serviced by a Pameco branch or (2) located in small markets that the Company could not service efficiently enough to be profitable, and should be closed. As of November 30, 1999, the Company had closed 19 of these branches. The remaining closings should be completed by February 29, 2000.

     By closing or consolidating branches in these markets, the Company seeks to reduce its inventory level and operating expenses, without significantly reducing its net sales. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

     In connection with the closure of these branches, the Company recorded a $4.2 million restructuring and severance charge consisting of the following components: (1) lease and other facility expenses of $1.7 million, (2) the write off of $549,000 of fixed assets no longer in use, (3) severance payments of $633,000, and (4) an asset impairment charge of $1.4 million for the write off of goodwill associated with certain branches to be closed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain statement of operations data to net sales for the periods indicated:

                                                                  Three Months Ended              Nine Months Ended
                                                             -----------------------------------------------------------------
                                                                     November 30                        November 30
                                                               1999               1998             1999              1998
                                                             --------          ----------        --------         ----------
Net sales                                                       100.0  %           100.0  %        100.0  %           100.0  %
     Cost of products sold                                       75.9               76.0            77.3               76.2
                                                             ---------          ----------        --------         ----------
Gross profit                                                     24.1               24.0            22.7               23.8
     Warehousing, selling, and administrative expenses           27.5               22.5            22.6               19.4
     Severance                                                    0.0                -               0.1                -
     Restructuring                                                0.6                -               0.7                -
     Amortization of excess of cost over acquired net             0.2                0.2             0.2                0.2
       assets
     Amortization of excess of acquired net assets over          (0.2)              (0.2)           (0.2)              (0.2)
       cost
                                                              --------          ----------        --------         ----------

Operating (loss) earnings                                        (4.0)               1.5            (0.7)               4.4

Other expense:
     Interest expense, net                                        1.4                0.8             1.1                0.7
     Discount on sale of accounts receivable                      0.4                0.7             0.5                0.5
     Other Income / (expense), net                                0.3                0.0             0.1                0.0
                                                              --------          ----------        --------         ----------
(Loss) income before income taxes                                (6.1)              (0.0)           (2.4)               3.2
(Benefit) Provision for income taxes                             (2.3)              (0.1)           (1.0)               1.0
                                                              --------          ----------        --------         ----------
Net(loss) income                                                 (3.8) %             0.1  %         (1.4) %             2.2  %
                                                              ========          ==========        ========         ==========


RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 1999, AND QUARTER ENDED NOVEMBER 30, 1998

     Net sales for the quarter ended November 30, 1999, decreased 8.2% to $136.0 million from $148.1 million for the same period in 1998. Third quarter same store net sales decreased 9.2% as compared to the same period in 1998. The net sales decline cannot be attributed to any single market factor. The decline was similar across all regions of the country and included broad product categories, which affected a broad range of product segments and vendor lines. The decline in net sales was due primarily to supply chain issues that affected product availability. The Company also continued to reduce its inventory levels in an effort to manage working capital more effectively, which adversely impacted net sales volume. For the quarter ended November 30, 1999, working capital was reduced by $10.0 million and long term debt was reduced by $6.6 million.

     Gross profit for the quarter ended November 30, 1999, decreased 7.6% to $32.8 million from $35.5 million for the same period in 1998. The gross profit percentage for the quarter ended November 30, 1999, increased to 24.1% from 24.0% for the same period in 1998. There has been a reduction in the inventory reserves due to the Company continuously managing its inventory levels. These adjustments positively impacted the gross margin percentage. Without the effect of these adjustments, the gross profit percentage would have been 23.1% for the three months ended November 30, 1999.

     Warehousing, selling, and administrative expenses for the quarter ended November 30, 1999, increased 12.3% to $37.4 million from $33.3 million for the same period in 1998. The normal operating expenses of the 15 branches acquired since November 30, 1998, contributed approximately 48.1% of the additional expense. Of the remaining expenses, a significant portion is attributable to the consulting costs associated with the Company's process of enhancing its key business processes. Warehousing costs have also increased due to the cost of the Company's strategic re-deployment of its inventory throughout the entire distribution system.

     Net interest expense for the quarter ended November 30, 1999, increased $700,000 to $1.9 million from $1.2 million for the same period in 1998, primarily due to higher interest rates. The Company's accounts receivable securitization borrowing program (the "Securitization Program") is recorded as a sale of assets; therefore, approximately $36.9 million of accounts receivable and debt are not reflected on the Company's balance sheet at November 30, 1999. The discount on the sale of accounts receivable of $559,000 and $1.1 million for the quarter ended November 30, 1999 and November 30, 1998, respectively, was recorded as the "Discount on sale of accounts receivable" on the statement of operations.

     For the quarter ended November 30, 1999, the Company recorded an income tax benefit of $3.1 million. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.


NINE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

     Net sales for the nine months ended November 30, 1999, remained flat at $502.8 million as compared to $503.6 million for the same period in 1998. For the nine months ended November 30, 1999, same store net sales decreased 5.1% as compared to the same period in 1998. The decline in same store net sales cannot be attributed to any single market factor. The decline was similar across all regions of the country and included broad product categories, which affected a broad range of product segments and vendor lines. The decline in net sales was due primarily to supply chain issues that affected product availability. The Company also continued to reduce its inventory levels in an effort to manage working capital more effectively, which adversely impacted net sales volume. For the nine months ended November 30, 1999, working capital was reduced by $29.5 million and long term debt was reduced by $25.0 million.

     Gross profit for the nine months ended November 30, 1999, decreased 5.0% to $114.0 million from $120.0 million for the same period in 1998. The gross profit percentage for the nine months ended November 30, 1999, decreased to 22.7% from 23.8% for the same period in 1998. The gross profit percentage was reduced as the Company decreased its anticipated benefits from vendor rebate programs, to reflect the lower than anticipated purchasing levels. Without the effect of these adjustments, the gross profit percentage would have been 23.3% for the nine months ended November 30, 1999.

     Warehousing, selling, and administrative expenses for the nine months ended November 30, 1999, increased 15.8% to $113.4 million from $97.9 million for the same period in 1998. The normal operating expenses of the 32 branches acquired since February 28, 1998, contributed approximately 53.5% of the additional expense. Of the remaining expenses, a significant portion is attributable to the consulting costs associated with the Company's process of enhancing its key business processes. Warehousing costs have also increased due to the Company's strategic re-deployment of its inventory throughout the entire distribution system in the past nine months.

     Net interest expense for the nine months ended November 30, 1999, increased $1.9 million to $5.4 million from $3.5 million for the same period in 1998, primarily due to higher interest rates. The Company's accounts receivable securitization borrowing program (the "Securitization Program") is recorded as a sale of assets; therefore, approximately $36.9 million of accounts receivable and debt are not reflected on the Company's balance sheet at November 30, 1999. The discount on the sale of accounts receivable of $2.4 million and $2.8 million for the nine months ended November 30, 1999, and November 30, 1998, respectively, was recorded as the "Discount on sale of accounts receivable" on the statement of operations.

     For the nine months ended November 30, 1999, the Company recorded an income tax benefit of $4.7 million. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.

RESTRUCTURING CHARGES

FOR THE YEAR ENDED FEBRUARY 28, 1999

     The Company initiated an extensive review of its branches in the quarter ended February 28, 1999. The Company had determined that 15 branches should be closed based on either of the following criteria: (1) The branch location was already in a market sufficiently serviced by a Pameco branch or (2) The branch location was in an area with limited demand. As of November 30, 1999, the Company has closed 11 of these branches. The remaining branch closings should be completed by February 29, 2000.

     By closing or consolidating branches in these markets, the Company seeks to reduce its inventory level and operating expenses, without significantly reducing its net sales. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

     In connection with the closure and the consolidation of these 15 branches and the downsizing of the distribution centers, the Company recorded a $5.6 million restructuring and severance charge. The charge consisted of the following components: (1) lease and other facility expenses of $3.0 million (2) the write off of $35,000 of fixed assets no longer in use (3) severance payments of $1.6 million and (4) $843,000 for the termination of the dedicated fleet contract. The following table provides more detail describing the above restructuring and severance charges:

                                                    CASH/       RESTRUCTURING                    RESERVE BALANCE
DESCRIPTION                                        NON-CASH        CHARGE          ACTIVITY          11/30/99
----------------------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
Branches to be closed
    Lease                                              Cash              (494)          186                 (308)
    Severance                                          Cash               (25)            8                  (17)
    Fixed asset write-off                          Non-Cash               (35)           12                  (23)
    Utilities                                          Cash               (61)            2                  (59)
    Other                                              Cash               (70)          148                   78
                                                           -----------------------------------------------------
Total-Branches                                                           (685)          356                 (329)
Distribution Centers to be closed
    Lease                                              Cash            (1,953)           34               (1,919)
    Severance                                          Cash               (91)            -                  (91)
    Utilities                                          Cash              (229)            -                 (229)
    Other                                              Cash              (224)            -                 (224)
                                                           -----------------------------------------------------
Total-Distribution Centers                                             (2,497)           34               (2,463)

Severance-Executives                                   Cash            (1,532)          510               (1,022)
Termination of dedicated fleet contract                Cash              (843)            -                 (843)
----------------------------------------------------------------------------------------------------------------
Grand Total                                                            (5,557)          900               (4,657)
                                                           =====================================================

     The majority of the cash expenditures related to branch closures, excluding lease commitments, are anticipated to be completed by February 2000. The Company will continue to pay on certain lease commitments through 2000. To date, the Company has paid approximately $150,000 to terminate leases.

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999

     During the quarters ended August 31, 1999, and November 30, 1999, the Company identified 43 additional branches that met the closing criteria mentioned above. As of November 30, 1999, the Company had closed 19 of these branches. The remaining closings should be completed by August, 2000.

     The Company recorded a $4.2 million restructuring and severance charge that can be attributed to the additional 43 branches to be closed. These charges consisted of the following components: (1) lease and other facility expenses of $1.7 million, (2) the write-off of $549,000 of fixed assets no longer in use,
(3) severance payments of $633,000, and (4) an asset impairment charge of $1.4 million for the write-off of goodwill associated with certain branches to be closed. The table below provides supplementary data pertaining to the additional $4.2 restructuring charges:

                                                     CASH/     RESTRUCTURING                  RESERVE BALANCE
DESCRIPTION                                      NON-CASH        CHARGE         ACTIVITY       AT 11/30/99
------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Branches to be closed
    Lease                                                 Cash         (1,277)        39             (1,238)
    Severance                                             Cash           (162)        19               (143)
    Fixed asset write-off                             Non-Cash           (549)       250               (299)
    Utilities                                             Cash           (167)         2               (165)
    Other                                                 Cash           (215)        37               (178)
Severance-Executives                                      Cash           (471)       468                 (3)
Goodwill related to branches to be closed             Non-Cash         (1,377)     1,377                  -
------------------------------------------------------------------------------------------------------------
Total                                                                  (4,218)     2,192             (2,026)
                                                                       =====================================

     The majority of the cash expenditures, excluding lease commitments, are anticipated to be completed by August 2000. The Company will continue to pay on certain lease commitments through 2005. To date, the Company has paid approximately $250,000 to terminate leases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its credit facilities (as defined below). For the nine months ended November 30, 1999, cash provided by operating activities was $29.1 million as compared to $6.4 million provided by operating activities for the nine months ended November 30, 1998. Net cash used in investing activities was $3.4 million for the nine months ended November 30, 1999, as compared to $46.8 million for the nine months ended November 30, 1998. In the nine months ended November 30, 1998, the Company acquired the HVAC operations and related assets of Keller Supply, Inc., George
L. Johnston Co., Inc., Park Heating and Air Conditioning, Inc., Tesco Distributors, Inc., and Climate Supply Company, Inc. for an aggregate cash price of $41.1 million. The Company's capital expenditures, excluding acquisitions, for the nine months ended November 30, 1999, were $3.4 million as compared to $5.9 million for the same period in 1998. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer hardware, and supply chain software. Net cash used in financing activities was $25.7 million for the nine months ended November 30, 1999, while such activities provided $40.4 million in the nine months ended November 30, 1998.

     The Company's working capital decreased to $68.0 million at November 30, 1999, from $97.5 million at February 28, 1999.

     At November 30, 1999, the Company had a $240.0 million credit agreement (the "Credit Agreement") with one primary institution and various participating lenders. The Credit Agreement provided for (a) a revolving line of credit ("the Revolver") of $90.0 million, and (b) Term Loan of $25.2 million ("Tranche B"). The Company was also party to a Securitization Program of $100.0 million. These credit commitments (collectively, the "Credit Facilities") were increased to the present levels on October 16, 1998. The combined $240.0 million facility bears interest based at the commercial paper or the Eurodollar rate plus a margin as described below.

     The Company, Pameco Securitization Corporation, Redwood Receivables Corporation, and GECC are parties to (i) a Receivables Transfer Agreement, and
(ii) Receivables Purchasing and Servicing Agreement, and (iii) Liquidity Loan, each dated as of April 29, 1996, (collectively the "Securitization Agreements" or "Securitization Program") between such parties. The Securization Program is an off-balance issues commercial paper on the Company's behalf. The capital commitment was $100.0 million at the beginning of the fiscal year. At November 30, 1999, and November 30, 1998, respectively, accounts receivable of $36.9 million and $63.4 million were sold under the Securitization Program. The sale of the aforementioned accounts receivable have been reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. The Company maintains an allowance for doubtful accounts, based upon the expected collectibility of all trade accounts receivable, including accounts receivable sold by PSC. The Company has agreed to continue to service accounts receivable transferred under the Securitization Program. The Company had no accrual for a liability at November 30, 1999, nor November 30, 1998, for such services, as the Company believes such cost is not significant. The borrowing rate and the margin on the commercial paper rate for the Securitization Program at November 30, 1999, was 5.42% and 1.75%, respectively, which resulted in a total interest rate of 7.16%.

     At November 30, 1999, the Company had borrowings of $45.9 million outstanding under the Revolver. These borrowings are due August 6, 2003. The borrowing rate and the margin on the Eurodollar rate for the Revolver at November 30, 1999 was 5.41% and 2.5%, respectively, which resulted in a total interest rate of 7.91%.

     The $7.0 million outstanding on the Tranche A term loan was repaid in full on November 12, 1999. The Company had borrowings of $25.2 million outstanding at November 30, 1999, on the Tranche B term loan. The Tranche B loan matures on June 30, 2001. The borrowing rate and margin on the Eurodollar rate for the Tranche B at November 30, 1999, was 5.5% and 4.5%, respectively, which resulted in a total interest rate of 10.0%.

     The Company had entered into two-interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involved the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements, without an exchange of the notional amounts upon which the payments are based. The Company specifically designated the interest rate swaps as hedges of debt instruments and recognized the interest differentials as adjustments to interest expense in the period they occurred. The differential that was paid, or received, as a result in changing interest rates, was accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties was included in other liabilities or assets. The fair value of the swap agreements was not recognized in the financial statements. The interest rate swap agreements were terminated on November 8, 1999, and the resulting gain was deferred and will be amortized to interest expense over the remaining life of the hedged debt instrument.

     The Company's Credit Agreement facilities include restrictive covenants in compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), senior debt leverage ratio, total debt leverage ratio, and fixed charge coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments.

     On October 20, 1999, the Company entered into a Seventh Amendment and Waiver of the Credit Agreement and an Amendment No. 7 to Securitization Agreements. These amendments require that the Company deliver daily borrowing base reports to the lenders under the Credit Agreement and that the Company deliver daily investment base reports to Redwood's operating agent under the Securitization Program. The amendment of the Credit Agreement also restricts the Company to prime rate-based interest rates for future borrowings and for maturing eurodollar-based interest rate borrowings and requires that interest on the prime rate-based borrowings be payable monthly in arrears. These amendments also shorten or eliminate certain time periods previously available to the Company to correct certain types of defaults (in the case of the Credit Agreement) or termination events (in the case of the Securitization Program). These amendments require that the Company comply on a daily basis with the requirements of the Credit Agreement and the Securitization Program, and in addition provide its lenders daily inventory reports, and provide Redwood's operating agent daily accounts receivable reports. These amendments require that the Company release the lenders under the Credit Agreement, Redwood and its agents under the Securitization Program, from any and all liabilities, claims, suits, debts, causes of action and the like, which the Company may have, or claim to have, against any such person arising on, or prior to, the date of these amendments. The amendment of the Securitization Program also eliminates the requirement that Redwood's operating agent give the Company 30 days prior notice of such operating agent's imposition of other criteria and requirements for the eligibility of receivables to be included in the investment base for the Securitization Program. The amendment of the Securitization Program also requires that the Company cure, on a same-day basis, any borrowing base deficiencies which may exist under the Securitization Program (previously the Company was required to cure such conditions by the next business day). The amendment of the Securitization Program also requires that at least one of PSC's independent directors be a representative of a nationally-recognized independent firm acceptable to Redwood's operating agent. In connection with the amendment of the Securitization Program, the Company and PSC agreed that Redwood has the option, upon five business days prior notice, to give PSC all receivables transferred under the Securitization Program at a purchase price equal to 100% of Redwood's capital investment in such receivables. Additionally Redwood would receive the accrued yield on such investment and any breakage costs payable under the Securitization Program. PSC's put obligation is contingent upon PSC obtaining financing on terms no less favorable to PSC than those under the Credit Agreement.

Subsequent Event

     On December 30, 1999, the Company borrowed $7.5 million principal amount from Quilvest American Equity Ltd. ("Quilvest"), evidenced by a promissory note (the "Quilvest Promissory Note").

     Interest on the Quilvest Promissory Note accrues at an annual rate equal to the LIBOR Rate in effect for such period plus 700 basis points, of which (a) 500 basis points is payable in cash, and (b) 200 basis points are payable by capitalizing such interest and adding such capitalized amount to the outstanding principal amount. Additional interest and late charges are payable in the event of late payment or default. The outstanding principle balance is due on August 31, 2003.

     In connection with the Quilvest Promissory Note, the Company and Quilvest entered into a Security Agreement, pursuant to which the Company granted to Quilvest a security interest in certain property in which the Company has or will acquire any right, title and interest. In addition, in connection with the Quilvest Promissory Note, the Company, Quilvest and GECC (as collateral agent) entered into a Pledge Agreement, pursuant to which the Company pledged certain shares of capital stock of a Pameco subsidiary to secure obligations under the Quilvest Promissory Note. Amounts owing under the Quilvest Promissory Note, and Quilvest's security interests under the Security Agreement and the Pledge Agreement, are subordinate of amounts owing to, and security interests held by, General Electric Credit Corporation ("GECC") under various agreements between GECC, the Company, and its affiliates.

     On December 30, 1999, the Company entered into an amendment to the Securitization Agreements ("Securitization Agreements Amendment No. 8") and an amendment to the Credit Agreement ("Credit Agreement Amendment No. 8") (collectively, "Eighth Amendments").

     Pursuant to Amendment No. 8 to the Credit Agreement, certain past defaults were waived and certain modifications of the Securitization Agreements were adopted on a going-forward basis. Such amendments include the replacement of the covenant providing that the Company's EBIDTA for the preceding twelve consecutive fiscal months not fall below $7,800,000 with a requirement that for the fiscal quarter ending November 30, 1999, EBIDTA shall not fall below $(800,000); for the fiscal quarter ending February 29, 2000, EBIDTA shall not fall below $17,246,000; and for each fiscal quarter thereafter, EBIDTA shall not fall below $20,000,000.

     The Company, GECC, and the lenders party to the Credit Agreement entered into the Eighth Amendment, Consent, and Waiver, dated as of December 30, 1999, to the Credit Agreement pursuant to which certain past defaults were waived and certain modifications of the Credit Agreement were adopted on a going-forward basis. Such amendments include (i) a decrease of the borrowing base under the Credit Agreement from "the lesser of (a) $90.0 million and (b) 50% of eligible inventory" (subject to the provisions and definitions therein) to "an amount equal to the lesser of (a) $60.0 million and (b) 50% of eligible inventory less certain Reserves in effect from time to time" (subject to the provisions and definitions therein); (ii) an amendment to the revolving credit commitments which had originally provided that the loans made by a revolving credit lender would not exceed the amount equal to such revolving credit lender's commitment percentage of the lesser of (x) $90.0 million and (y) the borrowing base then in effect, minus such certain other commitment percentages, by changing $90.0 million to $60.0 million; (iii) modification of the covenant providing that the Company's EBIDTA for the preceding twelve consecutive fiscal months not fall below certain levels with a requirement that for the fiscal quarter ending November 30, 1999, EBIDTA shall not fall below $(800,000) (formerly $18,724,000); for the fiscal month ending December 31, 1999, EBIDTA shall not fall below ($9,000,000) (formerly $17,659,000); and for the for the fiscal month ending January 31, 2000, EBIDTA shall not fall below ($14,500,000) (formerly $17,936,000) and (iii) GECC and the lenders pursuant to the Credit Agreement consented to the $7,500,000 loan made by Quilvest to the Company under the Quilvest Promissory Note.

     The Credit Agreement Amendment also contains terms relating to the new Tranche C Term Loans and includes: (i) commitments from four lenders making Tranche C Term Loans total $17.5 million, with such commitments expiring February 29, 2000; (ii) terms for interest on such notes at the prime rate plus 5.00%; (iii) a covenant providing that until January 31, 2000, the outstanding aggregate principal amount of Tranche C Term Loans shall not exceed $7,500,000;
(iv) provisions for the Company to borrow one time under the Tranche C Term Loans during each of the following periods: (x) from and including January 1, 2000, to and including January 31, 2000; and (y) from and including February 1, 2000, to and including February 29, 2000, ("Final Tranche C Borrowing") (subject to certain conditions); (v) certain conditions must be met before the Tranche C Term Loan lenders are required to make any Tranche C Term Loans, including receipt by GECC of certain fees and certain documents evidencing the terms of a transaction with private equity investor involved in discussions with the Company regarding a possible equity investment in form satisfactory to GECC;
(vi) certain conditions must be met before the Tranche C Term Loan lenders are required to make their Final Tranche C Term Loans, which conditions include a private equity investor involved in discussions with the Company regarding a possible equity investment funding or agreeing to fund at least $20.0 million into an escrow account for the purpose of purchasing shares of the Company's preferred stock and the Company's representation that it has received commitments to receive net cash proceeds of at least $25.0 million in subordinated debt (other than the loan from Quilvest) by February 29, 2000;
(vii) a provision that the Tranche C Term Loan of each Tranche C Term Loan lender shall mature and be payable, in one installment, on February 29, 2000;
(viii) new events of default include the sum of the principle balance of GECC's capital investment under the Securitization Agreements and the Company's obligations under the Credit Agreement exceed (x) $110.0 million for the period beginning on the effective date of the Credit Agreement Amendment's effective date until and including January 1, 1999, and (y) $112.5 million for the period beginning on January 1, 2000, and thereafter, and (ix) a provision that if the conditions precedent to Final Tranche C Borrowing have not been met or certain term loans have not been paid in full, in either case, on or before February 29, 2000, the Company must pay GECC a deferral fee in the amount of $1.0 million, subject to certain exceptions.

     On January 19, 2000, the Company entered into a Ninth Amendment and Waiver to the Credit Agreement and Amendment No. 9 to Securitization Agreements. These amendments lowered certain of the financial covenants applicable to the Credit Agreement and Securitization Program.

     The Company is in final negotiations regarding new private equity financing. Proceeds would be used to reduce outstanding senior debt, repay outstanding payables and provide working capital. Simultaneously, the Company is finalizing discussions with a bank group regarding the refinancing of its credit facility.

     Without the above mentioned equity infusion, management cannot assure that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through February 29, 2000.

SEASONALITY

     The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

YEAR 2000

     The Company utilizes computer systems and software affected by the Year 2000 issue. Many computer programs were originally designed to utilize two digits instead of four to define the applicable year. As a result, a computer program might recognize a date using "00" as the year 1900 rather than 2000 which could cause system failures or miscalculations. Year 2000 issues could adversely affect the Company's operations.

     The Company implemented its Year 2000 project in four phases. During Phase I, Millennium Impact Analysis, the Company reviewed all its business segments for Year 2000 issues. The Company categorized all of its hardware, software, and other equipment as compliant, non-compliant, or as requiring research. The Company also surveyed its largest customers and most critical suppliers. Moreover, the most critical suppliers were contacted individually to determine their Year 2000 compliance status. As a part of Phase II, Project Tactical Planning, a project budget and work plan for achieving Year 2000 compliance were developed. The majority of the work plan was devoted to replacing the non-compliant supply chain and financial management systems. Replacing non-compliant point of sale ("POS") systems and telephone systems were also identified as major tasks. Phase III, Conversion and System Training, was completed with the implementation of the new enterprise software in 1998 and the completion of POS system upgrades at the end of September 1999. In the final phase, Phase IV, Year 2000 Simulation and Deployment, the Company performed simulation testing to confirm that all production systems will be compliant into the next millennium.

     By replacing the supply chain and financial management systems and software, the Company positions itself to respond more efficiently to the needs of its customers. The Company believes that the new system is Year 2000 compliant. For the Company's operations to continue uninterrupted, certain key third parties, such as banks, customers, and vendors, must resolve all the Year 2000 issues affecting them. Previously, the Company mailed surveys to these key third parties. As of this date, all responses have indicated that these parties will be Year 2000 compliant. The Company will continue to monitor the status of key third parties.

     Since the Company chose primarily to replace its main operating system to improve customer service, the costs associated with this implementation are not considered Year 2000 related costs. This project was completed at a cost of $308,000. The Company replaced non-compliant telephone systems, security systems, and office equipment at a cost of about $50,000. These replacements were completed in November 1999. The costs for the replacement of these systems were funded through the Revolver. The Company capitalized these costs as they were incurred. The Company did not materially defer any other projects in order to achieve Year 2000 compliance.

     In the worst case scenario, several of the Company's branches could be without basic utility services for an extended period of time. The Company could also suffer unanticipated hardware or software failures. As a result, the Company may not be able to timely provide reliable data to management. The Company is also concerned that a number of its key suppliers might not be in compliance with Year 2000 requirements as of January 1, 2000. If any one of the financial institutions with whom the Company transacts business is non-compliant, the Company's ability to borrow funds, process customer receipts and vendor payments, and successfully complete other transactions may be adversely affected. The Company developed contingency plans that would allow it to continue its operations even if such a disruption to vital services were to occur. In particular, the Company developed procedures to process transactions manually in the event of the loss of power at any of its locations. As other potential risk areas become apparent, the Company intends to develop alternative solutions. However, if the Company, its vendors, or its customers are unable to resolve their significant Year 2000 issues, it could result in a material financial risk.

     As of this date, the Company has experienced no material Year 2000 related failures. This includes both the Company's internal hardware and software systems and the basic utility services of its providers. The Company is also not aware of any Year 2000 related problems at any of its customers or critical suppliers that could adversely affect its business operations. The Company will continue to monitor its own systems and its business partners to identify and address any potential risk situation related to the Year 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 4 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 6.  Exhibits and Reports on Form 8-K

         Certain portions of Exhibit 10.14J have been omitted from such exhibit and omissions are indicated by a "*". The Company has requested from the Securities and Exchange Commission confidential treatment for such portions.

         (a)   Exhibits

         (b)   Reports on Form 8-K

               None




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMECO CORPORATION
                                        ------------------
                                        (Registrant)


                                   By:  /s/ Mark S. Sellers
                                        -------------------
                                        Mark S. Sellers
                                        Chief Financial Officer

January 19, 2000                        (Sellers has been duly authorized
                                        to sign on behalf of the registrant)

                                 Exhibit Index

    Exhibit No.            Exhibit
    -----------            -------

                    Certain portions of Exhibit 10.14J have been omitted from such exhibit and omissions are indicated by a "*". The Company has requested from the Securities and Exchange Commission confidential treatment for such portions.

     EX-10.14J      Eighth Amendment Consent and Waiver to the Amended and
                    Restated Credit Agreement dated December 30, 1999

     EX-10.19F      Amendment No. 8 to Securitization Agreements, dated
                    December 30, 1999

     EX-10.29 Tranche C Term Note between Pameco Corporation and General Electric Capital Corporation

     EX-10.30 Tranche C Term Note between Pameco Corporation and Wachovia Bank, N.A.

     EX-10.31 Tranche C Term Note between Pameco Corporation and Bank of America, N.A.

     EX-10.32       Tranche C Term Note between Pameco Corporation and Suntrust
                    Bank

     EX-10.33 Security Agreement between Pameco Corporation and Quilvest American Equity LTD, dated as of December 30, 1999

     EX-10.34 Subordination and Intercreditor Agreement, entered into as of December 30, 1999

     EX-27          Financial Data Schedule (for SEC use only)

     EX-99 Acknowledgment and Consent in favor of General Electric Capital Corporation