Form 10-K
period 2000-02-29
PAMECO CORP
filed 2000-05-18
CIK 1036283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended February 29, 2000

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from _______________ to _____________

                      Commission File Number:  001-12837

                               ----------------
                              PAMECO CORPORATION
            (Exact name of registrant as specified in its charter)

                Georgia                              51-0287654
     (State or other jurisdiction                 (I.R.S. employer
   of incorporation or organization)           identification number)

                               1000 Center Place
                              Norcross, GA 30093
                   (Address of principal executive offices)

                                (770)-798-0700
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of exchange on which registered
          -------------------           ------------------------------------
          Class A Common Stock                  New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: Not applicable

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $12,878,591 on April 30, 2000.

  The number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 7,366,582 and 1,872,929 respectively, as of April 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

 Part I
  Item 1.  Business..................................................     3
  Item 2.  Properties................................................     5
  Item 3.  Legal Proceedings.........................................     5
  Item 4.  Submission of Matters to a Vote of Security Holders.......     5


 Part II
  Item 5.  Market for Registrant's Common Stock and Related
           Stockholder Matters.......................................     5
  Item 6.  Selected Financial Data...................................     7
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     7
  Item 7A. Quantitative and Qualitative Disclosures about Market
           Risk......................................................    13
  Item 8.  Consolidated Financial Statements and Supplementary Data..    14
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................    37


 Part III
  Item 10. Directors and Executive Officers of the Registrant........    37
  Item 11. Executive Compensation....................................    37
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................    37
  Item 13. Certain Relationships and Related Transactions............    37


 Part IV
  Item 14. Exhibits and Financial Statement Schedules and Reports on
           Form 8-K..................................................    37


 Signatures...........................................................   39

                                    Part I.

Item 1. Business

 Overview

  Pameco Corporation ("Pameco" or the "Company") is one of the largest distributors of heating, ventilation, and air conditioning ("HVAC") systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 29, 2000, the Company operated 309 branches in 47 states and Guam. The Company's products include a complete range of central air conditioners, heat pumps, furnaces and parts and supplies for the residential market, and condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for the commercial market. In fiscal 2000, Pameco primarily focused on generating net sales from the repair and replacement market, which is higher margin and less cyclical than the new construction market due to end-users' needs for immediate service and expert technical advice. Management believes that Pameco is one of a small number of companies in the United States which offer a complete line of HVAC and refrigeration products on a significant scale on a nationwide basis.

 The Industry

  Based upon the most recent industry report available, management estimates that sales in the residential and light commercial heating and cooling equipment and commercial refrigeration markets (excluding product markets in which the Company does not compete) totaled approximately $13.4 billion and $3.7 billion, respectively, in 2000. The combined $17.1 billion industry includes equipment, parts and supplies distributed by wholesalers and by OEMs' captive distribution arms, but excludes HVAC systems sold for use in large commercial projects and refrigeration products sold in the residential market.

 Business Strategy

  For the fiscal year ending February 28, 2001, the Company has two primary goals. First, the Company will seek to improve its relationships with its core customers, the HVAC and refrigeration contractors. The Company will focus on becoming a contractor service organization which means having the right products and services when its customers need them. Second, the Company will seek to improve its infrastructure. In particular, the Company will seek to re-engineer to lower fixed costs in general and optimize the distribution network in particular. The Company will also seek to implement "best practices" from both inside and outside the HVAC industry.

 Suppliers

  The Company's size and stature in the HVAC and refrigeration industries, as well as its strong and long-standing supplier relationships, enable the Company to obtain favorable terms from its suppliers. Additionally, suppliers have traditionally resisted granting distribution rights on a national level. Due to the Company's size and growth through acquisitions, Pameco has been granted nationwide distribution rights for certain product lines. Management believes that as the Company continues to grow, additional suppliers may grant the Company broader distribution rights.

  The Company believes that it has good relationships with its suppliers. A significant portion, approximately 40.8%, of the Company's purchases are pursuant to contractual distribution arrangements with its suppliers. The remainder are verbal and many of these arrangements may be terminated by the supplier immediately or upon short notice.

  During fiscal 2000, the Company purchased approximately $414.0 million of equipment for resale, of which approximately 52.7% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 78.7% of total purchases. The largest supplier accounted for approximately 20.4% of the Company's total purchases.

 Customers

  The Company currently serves over 35,000 customers, with no single customer accounting for more than 2.5% of the Company's total sales and with the top ten customers representing less than 9.0% of total sales in fiscal 2000.

 Competition

  The Company's business is highly competitive and fragmented. The Company competes with a wide variety of traditional HVAC and refrigeration product distributors in each of the Company's geographic markets. Most such distributors are small enterprises maintaining between one and ten branches and selling to customers in a limited geographic area. The Company also competes to some extent with the manufacturers of HVAC and refrigeration products, although management believes these manufacturers cannot compete effectively with distributors, such as the Company, which offer broad product lines and additional services. The primary factors of competition within the Company's industries include breadth and quality of product lines distributed, ability to fill orders promptly, technical knowledge of sales personnel and, in certain product lines, service capability and price. In general, the Company believes that national and multi-regional wholesalers, such as the Company, enjoy substantial competitive advantages over small, independent wholesalers that cannot afford to maintain Pameco's comprehensive product offerings. The Company believes that its ability to compete effectively is dependent upon its ability to respond to the needs of its customers through quality service and product availability.

 Government Regulations and Environmental Matters

  The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990.

 Associates

  As of February 29, 2000, Pameco employed 1,493 associates, 172 of whom were employed primarily in management and administration, 124 in regional distribution centers and 1,197 in sales and field operations. The Company's associates are not subject to any material collective bargaining agreements, and management believes that its relationship with its associates is good.

 Forward-Looking Statements

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation, risks associated with the Company's information technology, the risk that the Company will not be able to successfully implement its new strategies, the risk that new acquisitions will not be successfully integrated into the Company, the seasonality and cyclicality of the Company's sales, the Company's competition, the Company's dependence on supplier relationships, the increased presence of buying groups and risks related to the Company's borrowings. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements.

Item 2. Properties

  The Company currently maintains its corporate headquarters in Norcross, Georgia. The lease expires in July 2003. The Company believes that its current office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

  Pameco leases its 11 distribution centers pursuant to agreements expiring from five to 15 years. As of February 29, 2000, the Company operated 309 branches in 47 states and Guam, of which five are owned. The Company's branch leases have terms expiring from one to seven years, with its leases typically having renewal options. Management believes that none of Pameco's leased facilities, individually, is material to the Company's operations.

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

                                   Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Registrant was incorporated in March 1997, and since June 4, 1997 its Class A Common Stock has been traded on the New York Stock Exchange. As of January 12, 2000, there were approximately 1,400 beneficial holders and 345 holders of record of the Class A Common Stock. As of January 12, 2000, there were 36 holders of record of the Class B Common Stock.

  During the past three years, the following persons were issued Class A Common Stock of the Registrant based on the exemption provided under Section 4(2) of the Securities Act of 1933 on the date and for the consideration referenced below:

   Name                                No. Shares Date of Issuance Consideration
   ----                                ---------- ---------------- -------------
   *J Chelsey Culpepper...............     625        07/31/97       $3,400.00
   *Hector M. Colon...................     375        07/09/97       $1,800.00
   *Robert J. Duncan..................     375        06/23/97       $1,800.00
   *Mary C. Barnett...................     375        06/20/97       $1,800.00
   *Eugene H. Dill....................     375        06/19/97       $  330.00
   *James E. Plew.....................     375        06/19/97       $  330.00
   *Andrew F. Ross....................     375        06/19/97       $  330.00
   *Garland A. Smith..................     375        06/19/97       $  330.00
   *Randall Fly.......................   5,000        06/17/97       $4,400.00
   *Charles Bailly....................     375        06/16/97       $  330.00
   *David Whitman.....................     375        06/16/97       $  330.00
   *James C. Herlinger................     375        06/12/97       $  330.00
   *Wally W. George...................   5,000        06/11/97       $4,400.00
   *Philip A. Mattera.................     375        06/11/97       $  330.00
   *Francis S. Dzialo.................     375        06/10/97       $  330.00
   *Lawrence C. Olson.................   6,250        06/10/97       $5,500.00
   *Thomas S. Greenway................     375        06/09/97       $  330.00

   Name                                No. Shares Date of Issuance Consideration
   ----                                ---------- ---------------- -------------
   *John K. Hammer....................      375       06/09/97      $    330.00
   *Jacke Reynolds....................    5,000       06/09/97      $  4,400.00
   *John D. Davis.....................      375       06/06/97      $    330.00
   *Pedro Morales.....................      375       06/04/97      $    330.00
   *Steve Ferguson....................      375       05/28/97      $    330.00
   *Paul J. Smith.....................      625       05/21/97      $  4,000.00
   *Al J. Lendino.....................    5,000       05/16/97      $  4,400.00
   *J.W. Leneave......................    6,250       05/02/97      $  5,500.00
   *Ronald T. Nakamura................    5,000       05/02/97      $  4,400.00
   *David P. Satterthwaite............    3,125       05/02/97      $  2,750.00
   *Robert Ellis......................      375       04/14/97      $    330.00
   *Gary Wadsworth....................    1,562       04/14/97      $  1,375.00
   *Jesus B. Pizarro..................    5,000       04/10/97      $  4,400.00
   *Charles Sorrentino................   21,875       04/07/97      $140,000.00
   *J. Christopher van Ee.............   19,031       04/07/97      $ 30,100.00
   *Mark L. Davison...................    1,875       04/04/97      $ 15,000.00
   *Philip J. Filer...................    3,987       04/04/97      $ 19,140.00
   *Donagh M. Kelly...................   22,916       04/04/97      $ 27,580.00
   *James R. Balkcom, Jr..............   12,500       04/03/97      $100,000.00
   *Theodore R. Kallgren..............   17,312       04/03/97      $ 39,000.00
   *Jeffrey S. Ruege..................   19,997       04/03/97      $ 39,638.00
   *Brian T. Silva....................      375       04/03/97      $    330.00
   *Walter W. Wilcox..................    6,250       04/03/97      $  5,500.00
   *Mark A. Graham....................   12,362       04/02/97      $ 44,620.00
   *Thomas L. Jacques.................    7,625       04/01/97      $ 41,350.00
   *Mary M. McCulley..................    2,750       04/01/97      $ 13,200.00
   *Jeffrey D. Ward...................    3,525       03/31/97      $ 15,110.00
   *Paul K. Bois......................   14,375       03/27/97      $ 12,650.00
   *Gerald V. Gurbacki................   76,875       03/20/97      $492,000.00
   James R. Balkcom, Jr...............   62,500       03/10/97      $600,000.00
   *James Giolas......................    5,000       03/10/97      $  4,400.00

--------
* Pursuant to the exercise of stock options

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

   Stock Market Price Range                                        Low    High
   ------------------------                                       ------ ------
   First Quarter--March 1, 1999-May 31, 1999..................... $ 5.63 $ 8.00
   Second Quarter--June 1, 1999-August 31, 1999.................. $ 6.56 $ 9.50
   Third Quarter--September 1, 1999-November 30, 1999............ $ 4.13 $ 6.88
   Fourth Quarter--December 1, 1999-February 29, 2000............ $ 3.38 $ 4.31

   First Quarter--March 1, 1998-May 31, 1998..................... $16.38 $20.50
   Second Quarter--June 1, 1998-August 31, 1998.................. $17.00 $23.75
   Third Quarter--September 1, 1998-November 30, 1998............ $13.69 $16.31
   Fourth Quarter--December 1, 1998-February 28, 1999............ $ 6.69 $13.75

Item 6. Selected Financial Data

                                                    Year Ended
                         ----------------------------------------------------------------
                         February 29, February 28, February 28, February 28, February 29,
                           2000(a)      1999(b)      1998(c)      1997(d)        1996
                         ------------ ------------ ------------ ------------ ------------
Results of Operations
Net sales...............   $603,711     $625,042     $484,010     $378,658     $334,537
Net (loss) income
 applicable to common
 shareholders...........   $(53,604)    $   (188)    $  8,846     $ 10,732     $  5,494

Per Share Data
Basic (loss) earnings
 per share..............   $  (5.84)    $  (0.02)    $   1.14     $   1.82     $   0.88
Diluted (loss) earnings
 per share..............   $  (5.84)    $  (0.02)    $   1.08     $   1.71     $   0.83

Balance Sheet
 Information
Total assets............   $222,529     $273,888     $210,812     $149,369     $119,167
Long-term liabilities...     85,177       99,283       45,911       36,299       42,972
Redeemable convertible
 preferred stock........     23,324          --           --           --         4,000
Warrants to purchase
 redeemable convertible
 preferred stock........     11,676          --           --           --           --

--------
(a) Includes a $27.0 million increase in the Company's valuation allowance for deferred tax assets.
(b) Reflects the results of operations of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning Supply, Inc., Climate Supply Company, Inc., Tesco Distributors, Inc. and Belleville Supply Company, Inc. from the respective dates of acquisition.
(c) Reflects the results of operations of Bellows-Evans, Inc., Trigg Supply, Inc., Heating Cooling Distributors, Inc., Saez Refrigeration, Inc., Saez Refrigeration of Hialeah, Inc., Superior Supply Company, General Heating and Cooling Company, and Williams Refrigeration, Inc. from the respective dates of acquisition.
(d) Reflects the results of operations of Chase Supply Company and Sid Harvey Industries from the respective dates of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Pameco Corporation is one of the largest distributors of HVAC systems and equipment and refrigeration products in the United States, with predecessor corporations dating back to 1931. As of February 29, 2000, the Company operated 309 branches in 47 states and Guam.

  In fiscal 2000, Pameco primarily focused on generating net sales from the repair and replacement market, which is higher margin and less cyclical than the new construction market due to end-users' needs for immediate service and expert technical advice. Management believes that Pameco is one of a small number of companies in the United States which offers a complete line of HVAC and refrigeration products on a significant scale on a nationwide basis.

Results of Operations

  The table below sets forth certain consolidated historical operating information for the Company, as a percentage of total sales, for the periods indicated:

                                                       Year Ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Net sales...............................    100.0 %      100.0 %      100.0 %
Cost of products sold...................     78.2         76.5         76.2
                                            -----        -----        -----
Gross profit............................     21.8         23.5         23.8
 Warehousing, selling, and
  administrative expenses...............     26.8         21.5         20.4
 Restructuring..........................      0.1          0.6          0.0
 Amortization of excess of cost over
  acquired net assets...................      0.2          0.2          0.1
 Amortization of excess of acquired net
  assets over cost......................     (0.2)        (0.2)        (0.3)
                                            -----        -----        -----
Operating (loss) earnings...............     (5.1)         1.4          3.6
Other expense:
 Interest expense, net..................      1.4          0.8          0.4
 Discount on sale of accounts receivable
  and other expense.....................      0.3          0.5          0.6
                                            -----        -----        -----
(Loss) income before income taxes.......     (6.8)        (0.2)         2.6
Provision (benefit) for income taxes....      2.1         (0.1)         0.7
                                            -----        -----        -----
Net (loss) income.......................     (8.9)%       (0.1)%        1.9 %
                                            =====        =====        =====

Year Ended February 29, 2000 Compared to Year Ended February 28, 1999

  Net sales for the year ended February 29, 2000 decreased 3.4% to $603.7 million as compared to $625.0 million for the year ended February 28, 1999. For the year ended February 29, 2000, same store net sales decreased 3.9% as compared to the prior year. The decline in same store net sales cannot be attributed to any single market factor. The decline was similar across all regions of the country and included broad product categories, which affected a broad range of product segments and vendor lines. The decline in net sales was due primarily to supply chain and cash flow issues that affected product availability. The Company also continued to reduce its inventory levels in an effort to manage working capital more effectively, which adversely impacted net sales volume. For the year ended February 29, 2000, working capital was reduced by $17.4 million and long-term debt was reduced by $15.2 million.

  Gross profit for the year ended February 29, 2000, decreased 10.3% to $131.8 million from $146.9 million for the prior year. The gross profit percentage for year ended February 29, 2000, decreased to 21.8% from 23.5% for the prior year. The gross profit percentage was negatively impacted by the Company's lack of availability of higher margin repair and replacement products during the year due to supply chain and cash flow issues. The gross profit percentage was reduced as the Company received lower benefits from vendor rebate programs due to lower purchasing levels. Also in February 2000, the Company conducted a full physical inventory. Based on the results of that physical inventory, the Company recorded an additional product shrinkage expense. In addition, the Company revalued a portion of its inventory and also sold a significant portion of its excess and idle inventory during the year. The effect of these items lowered the gross profit percentage for the year ended February 29, 2000 from 23.3% to 21.8%.

  Warehousing, selling, and administrative expenses for the year ended February 29, 2000, increased 19.2% to $162.4 million from $136.2 million for the prior year. The normal operating expenses of the 32 branches acquired since February 28, 1998, contributed approximately 53.3% of the additional expense. Of the remaining expenses, a significant portion is attributable to the approximately $9.0 million dollars of consulting costs associated with the Company's enhancement of its key business processes. Warehousing costs have also increased due to the Company's strategic re-deployment of its inventory throughout the entire distribution system during the current year.

  For the year ended February 29, 2000, the Company recorded a $3.7 million restructuring charge for costs relating to the closing of 40 unprofitable branches. The charge was partially offset by the reversal of $3.3 million of restructuring charges recorded in the prior year related to the previous plan to close or relocate the Company's distribution centers and discontinue its dedicated fleet contract. During the quarter ended February 29, 2000, the Company's management determined that it would continue to use its current distribution centers and dedicated fleet at this time and reversed the previous charge to operating earnings.

  Net interest expense for the year ended February 29, 2000, increased $3.5 million to $8.6 million from $5.1 million for the prior year. Higher interest rates during the year in conjunction with higher average borrowings, which increased by $3.4 million over the previous year, caused the increased interest expense. The discount on the sale of accounts receivable of $2.6 million and $3.6 million for the years ended February 29, 2000, and February 28, 1999, respectively, was recorded as part of the "Discount on sale of accounts receivable and other expense" on the statement of operations. The weighted average rate of interest on all debt, including the Securitization Program, for the year ended February 29, 2000, was 8.7% as compared to 7.0% for the previous year.

  For the year ended February 29, 2000, the Company recorded an income tax expense of $12.3 million as compared to a benefit of $931,000 in the prior year. The Company's effective income tax rate for the year ended February 29, 2000, differed from the statutory rate principally as a result of an increase in the deferred tax asset valuation allowance of $27.0 million. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer more likely than not and, accordingly, increased the valuation allowance to fully provide for such assets. The Company's effective income tax rate is reduced by the exclusion of the amortization of the acquired net assets over cost (negative goodwill amortization) from taxable income.

Year Ended February 28, 1999 Compared to Year Ended February 28, 1998

  Net sales of $625.0 million for the year ended February 28, 1999 increased 29.1% from $484.0 million for the year ended February 28, 1998. Same store net sales increased 9.6% for the year ended February 28, 1999 as compared to the prior year.

  Although acquired branches contributed significantly to the year to year growth in net sales, the net sales of HVAC products on a same store basis increased by 14.8% for the year ended February 28, 1999 as compared to the prior year. Continued net sales improvement in the Company's ThermalZone(TM) private label equipment line was a primary reason for the increase. Sales of refrigeration equipment, parts, and supplies increased 3.1% on a daily same store basis for the year ended February 28, 1999 as compared to the prior year.

  For the year ended February 28, 1999, gross profit increased 27.4% to $146.9 million from $115.3 million in the prior year. The Company's gross profit increased largely due to increased sales volume. The gross profit percentage decreased to 23.5% for the year ended February 28, 1999 as compared to 23.8% for the prior year. During the year, the Company increased the volume of its lower margin ThermalZone(TM) product lines at a substantially faster rate than its higher margin refrigeration products. In addition, the Company sustained higher product shrinkage and damage expenses in the year ended February 28, 1999 than in the previous year. The gross profit also was adversely impacted by non-recurring charges for (i) the write down of inventories associated with certain discontinued product lines and (ii) other charges for damaged equipment in inventory. These reductions to gross profit were offset in part by improved terms and prompt payment discounts from key suppliers. The Company also revised its purchasing practices to take further advantage of manufacturer rebate programs and volume purchase discounts.

  Warehousing, selling, and administrative expenses for the year ended February 28, 1999 increased 38.0% to $136.2 million from $98.7 million in the prior year. Although a portion of the increase over the prior year can be attributed to the normal operating expenses of the acquired branches, the Company also incurred significant additional expenses during its conversion to a new enterprise-wide management information system ("MIS"). To facilitate a smooth transition to the new system with minimal disruption to its customers, the Company retained seasonal employees at its branches and warehouses through the transition period that lasted into the third quarter of fiscal 1999. Likewise, additional administrative costs were incurred at the corporate office during this transition period for the same purpose. The Company also recorded non-recurring charges consisting of (i) the expensing of certain training and software costs relating to the implementation of the new MIS; and (ii) a significant increase in the Company's allowance for losses on accounts receivable relating to the increase in aging of such receivables because of billing statement delays and other inefficiencies associated with the transition to the new MIS. Warehousing, selling, and administrative expenses as a percentage of net sales increased to 26.9% for the year ended February 28, 1999 from 21.8% in the prior year.

  For the year ended February 28, 1999, the Company also recorded a $3.2 million restructuring charge for the costs relating to the down sizing of distribution centers and the closing or combining of branch offices. The Company recorded an $840,000 charge for the costs associated with terminating one of its fleet contracts.

  Interest expense during the year ended February 28, 1999 increased to $5.1 million from $2.0 million in the previous year. The Company's average borrowings increased by $64.8 million over the previous year. During the past fiscal year, the Company utilized the Working Capital Facility to fund all its acquisitions. To avoid disruptions during the transition to the new MIS, the inventory levels were increased to a higher than normal level and maintained at that level through the transition period. In addition, the mailing of customer statements was delayed in September and October 1998 as the new system became operational. Both of these events resulted in increased bank borrowings during the third and fourth quarters of the year ended February 28, 1999. The Securitization Program (as defined below) was recorded as a sale of assets; therefore, approximately $43.6 million of accounts receivable and debt are not reflected on the Company's balance sheet at February 28, 1999. The discount on the sale of accounts receivable of $3.6 million and $3.0 million for the years ended February 28, 1999 and February 28, 1998, respectively, was recorded as other expense on the consolidated statements of operations. The weighted average rate of interest on all debt, including the Securitization Program, for the year ended February 28, 1999 was 7.0% as compared to 7.3% for the previous year.

  For the year ended February 28, 1999, the Company recorded an income tax benefit of $931,000. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income. The Company's effective income tax rate for the year ended February 28, 1998, was lower than the statutory rate principally as a result of the reduction of the deferred income tax valuation allowances.

Liquidity and Capital Resources

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its credit facilities. For the year ended February 29, 2000, the cash used in operating activities was $10.1 million compared to cash provided in operating activities of $762,000 for the year ended February 28, 1999. Net cash used in investing activities was $3.4 million for the year ended February 29, 2000 as compared to $51.0 for the prior year. During the year ended February 28, 1999, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning, Inc., Tesco Distributors, Inc., Climate Supply Company, Inc. and Belleville Supply Company, Inc. for an aggregate cash price of $45.7 million. Net cash provided by financing activities was $13.5 million for the year ended February 29, 2000, while such activities provided $50.3 million in the prior year. The Company received $35.0 million from the issuance of Series A redeemable convertible preferred stock and warrants in February 2000. The Company borrowed $60.2 million pursuant to the new credit agreement it executed in February 2000. The Company also borrowed $20.0 million under a subordinated debt agreement reached in February 2000. The Company repaid $49.7 million and $49.2 million of outstanding borrowings under its previous working capital facility and term debt, respectively, with the proceeds from the new borrowings.

  The Company's working capital decreased to $80.1 million at February 29, 2000 from $97.5 million at February 28, 1999.

  At February 28, 1999, the Company had a $240.0 million Credit Agreement with one primary institution and several other participating lenders. The Credit Agreement provided for (a) a securitization commitment ("the Securitization Program") of $100.0 million; (b) a revolving line of credit ("the Revolver") of $90.0 million; and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). The combined $240.0 million of facilities bore interest based on the commercial paper or the Eurodollar rate plus a margin as described below.

  At February 28, 1999, the Company had a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securitization Program was an off-balance sheet arrangement that provided for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sold the accounts receivable to Redwood, which issued commercial paper on the Company's behalf. At February 28, 1999, accounts receivable of $43.6 million were sold under the Securitization Program. The sales of such accounts receivable were reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The margin on the commercial paper rate for the Securitization Program ranged from 0.75% to 1.75%, depending upon the Company's interest coverage ratio, and was 1.00% at February 28, 1999. The borrowing rate at February 28, 1999 was 5.9%. The discount on the sale of accounts receivable was $2.6 million and $3.6 million for the years ended February 29, 2000, and February 28, 1999, and such amounts are included in other expenses on the consolidated statements of operations.

  At February 28, 1999, the Company had borrowings of $49.7 million outstanding under the Revolver. The margin on the Eurodollar rate for the Revolver ranged from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The borrowing rate at February 28, 1999 was 6.7%.

  The Company had aggregate borrowings of $49.2 million outstanding at February 28, 1999 on Tranche A and Tranche B. The margin on the Eurodollar rate for the Tranche A ranged from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The margin on the Eurodollar rate for the Tranche B ranged from 2.00% to 3.00%, depending upon the Company's interest coverage ratio, and was 2.25% at February 28, 1999.

  During the year ended February 29, 2000, the Company entered into a series of amendments to the Credit Agreement and the Securitization Program described above. The Company entered into amendments to the Credit Agreement in June 1999, July 1999, August 1999, October 1999, December 1999, and January 2000. These amendments primarily served to lower certain financial covenants, adjust interest rates, decrease borrowing bases, and adjust repayment dates for the tranche loans. Additionally, the Company entered into amendments to the Securitization Program in June 1999, July 1999, August 1999, October 1999, December 1999, and January 2000. These amendments principally served to change reporting requirements and lower certain financial covenants. On February 29, 2000, the Company repaid all borrowings under the Credit Agreement using the proceeds from the financing agreement described below. Additionally, the term loan borrowings with the primary institution sponsoring the Credit Agreement have been repaid. Accounts receivable previously sold under the Securitization Program were repurchased by the Company concurrent with the repayment of borrowings under the Credit Agreement.

  On February 17, 2000, the Company entered into an agreement with a new primary lender and various participating lenders (the "Lenders") to obtain financing under a senior credit facility amounting to an aggregate of $130 million (the "New Credit Agreement"). The New Credit Agreement provides for
(a) a revolving line of credit of $130.0 million (the "New Revolver Facility"), and (b) a subfacility of the New Revolver Facility providing for the issuance of letters of credit (the "LC Facility"), not to exceed $15 million, (such amount to be calculated as part of, and not in addition to, the aggregate limit of the New Credit Agreement). At February 29, 2000, no amounts were outstanding on the LC Facility or additional credit facility.

  At February 29, 2000, the Company had borrowings of $60.2 million outstanding under the New Revolver Facility. Proceeds from these borrowings on February 29, 2000, were used to repay borrowings under the previous Credit Agreement. These borrowings are due February 17, 2005. Interest is based on LIBOR plus 2.75% for specified loan amounts and the prime rate plus 0.75% for borrowings in excess of specified loan amounts. The effective borrowing rate at February 29, 2000 was 8.77%.

  At February 29, 2000, debt includes a $20.0 million subordinated debt agreement (the "Subdebt Facility") entered into on February 18, 2000, simultaneously with the $130.0 million New Credit Agreement. The Subdebt Facility bears interest of 12% per annum due quarterly. The 12% interest rate consists of 6% payable in cash and 6% added to principal ("paid in kind" interest). Principal of $2.0 million is due at March 31, 2003 and 2004, respectively, and the remaining principal plus accrued paid in kind interest balance is due on March 31, 2005.

  In connection with the $20.0 million Subdebt Facility and effective February 18, 2000, the Company entered into future inventory purchase agreements with the parties to the Subdebt Facility. These agreements require the Company to purchase minimum percentages of its annual inventory demand for certain products over the next five years from specified suppliers. Failure to meet these minimum percentages would result in penalties and default on the associated $20.0 million Subdebt Facility. Minimum commitments under these purchase agreements are: 2001-$19.9 million; 2002-$24.1 million; 2003-
$25.4 million; 2004-$26.4 million; and 2005 and fiscal years thereafter $27.5 million. For the year ended February 29, 2000, the Company purchased $200.2 million of inventory from these specified suppliers.

  The New Credit Agreement and the Subdebt Facility require compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a specified fixed charge coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments. At February 29, 2000, the Company complied with all covenants or subsequently obtained a waiver and amendment as of May 18, 2000, with respect to any violations. The Company has granted a security interest to the Lenders for substantially all the assets of the Company, including the accounts receivable, inventory, and equipment, as collateral for the debt.

  On December 30, 1999, the Company borrowed $7.5 million principal amount from a related party ("Related Party Note"). Interest on the Related Party Note accrued at an annual rate equal to the LIBOR rate plus 7%. During the year ended February 29, 2000, interest expense incurred on the Related Party Note was $114,000. The outstanding principal and interest of $7.6 million were repaid in February 2000 in connection with the New Credit Agreement described above.

  On May 18, 2000, the Company entered into an amendment and waiver to the New Credit Agreement. In general, the amendment waived the Company's violation of the consolidated net worth covenant, modified the definition of consolidated net worth, and reduced the levels of consolidated net worth required for future periods. In addition, the Subdebt Facility contains provisions whereby amendments to the New Credit Agreement are automatically incorporated into the Subdebt Facility.

  The Company's capital expenditures for the year ended February 29, 2000, were $3.4 million as compared to $5.4 million for the previous fiscal year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, and computer equipment and supply chain software. Capital expenditures for fiscal year 2001 are expected to total approximately $5.0 million.

  Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through the end of fiscal year 2001. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing. Such financings may require the consent of the Company's existing lenders.

Seasonality

  The Company's operating results vary significantly from quarter to quarter. Sales typically increase during the warmer months beginning in April and peak in the months of June, July, and August. For the year ended February 29, 2000, the Company's second fiscal quarter accounted for $207.7 million of its net sales and $1.8 million of operating earnings.

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

Year 2000

  The Company developed a Year 2000 strategic plan that identified initiatives necessary to minimize failures of its electronic systems to process date-sensitive information in the Year 2000 and thereafter. The Company completed the necessary modification and replacements to its critical supply chain and financial management systems and software by November 1999. The Company also replaced non-compliant point of sale ("POS") systems and telephone systems by November 1999. The Company did not experience any significant failures of these systems and software during the transition from 1999 to 2000. The Company will continue to monitor these systems and software throughout the year 2000 to ensure continued compliance.

  The Company incurred approximately $358,000 through the end of 1999 in the implementation of the modifications and replacements described above.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to changes in interest rates due to the Company's variable rated debt. As a result of the Company's use of floating rate debt, if market interest rates average 1% more in fiscal 2001 than the rates at February 29, 2000, interest expense would increase by $604,000 for the year ending February 29, 2001. Comparatively, based on the Company's debt profile at February 28, 1999, a 1% increase in market interest rates would increase interest expense by $392,000 for fiscal 2000. These amounts were determined by calculating the effect of the hypothetical interest rate on the Company's floating debt rate, after giving consideration to the Company's interest rate swap agreements and other risk management instruments. These amounts do not include the effects of certain potential results of increased interest rates, such as a reduced level of overall economic activity or other actions management may take to mitigate this risk. Furthermore, this sensitivity analysis does not assume changes in the Company's financial structure that could occur if interest rates were higher.

Item 8. Consolidated Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Pameco Corporation

  We have audited the accompanying consolidated balance sheets of Pameco Corporation as of February 29, 2000, and February 28, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Pameco Corporation at February 29, 2000, and February 28, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
April 21, 2000, except for the Subsequent Event Section of Note 4, as to which the date is May 18, 2000

                               PAMECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
                       Assets
Current assets:
  Cash and cash equivalents..........................    $    120     $    148
  Accounts receivable, less allowance of $5,991 at
   February 29, 2000 and $6,210 at February 28, 1999.      59,769       35,507
  Inventories........................................      96,619      157,621
  Prepaid expenses and other current assets..........       3,362        4,149
                                                         --------     --------
    Total current assets.............................     159,870      197,425
Property and equipment, net..........................      15,046       15,694
Excess of cost over acquired net assets, net.........      43,221       44,133
Debt financing costs.................................       3,657          815
Other assets.........................................         735          682
Deferred income tax assets...........................         --        15,139
                                                         --------     --------
    Total assets.....................................    $222,529     $273,888
                                                         ========     ========
        Liabilities and shareholders' equity
Current liabilities:
  Accounts payable...................................    $ 58,116     $ 68,521
  Accrued compensation and withholdings..............       5,201        4,661
  Other accrued liabilities and expenses.............      16,355       23,148
  Current portion of other debt......................          50        3,575
                                                         --------     --------
    Total current liabilities........................      79,722       99,905
                                                         ========     ========
Long-term liabilities:
  Debt...............................................      80,392       95,608
  Deferred warranty revenue .........................       4,785        3,675
                                                         --------     --------
    Total long-term liabilities......................      85,177       99,283
Excess of acquired net assets over cost, net.........       3,245        4,160
Redeemable convertible preferred stock, $1.00 par
 value: 600 and no shares authorized as of February
 29, 2000, and February 28, 1999, respectively;
 140 and no shares issued and outstanding as February
 29, 2000, and
 February 28, 1999, respectively; aggregate
 liquidation preference of $35,000
 as of February 29, 2000.............................      23,324          --
Warrants to purchase redeemable convertible preferred
 stock...............................................      11,676          --
Shareholders' equity:
  Class A Common stock, $.01 par value--authorized
   40,000 shares; 5,959 and 5,226 shares issued and
   outstanding at February 29, 2000 and February 28,
   1999, respectively................................          59           52
  Class B Common stock, $.01 par value--authorized
   20,000 shares; 3,273 and 3,831 shares issued and
   outstanding at February 29, 2000 and February 28,
   1999, respectively................................          33           38
  Capital in excess of par value.....................      41,312       38,966
  Unamortized deferred compensation..................        (299)         --
  Retained earnings (accumulated deficit)............     (21,720)      31,884
                                                         --------     --------
                                                           19,385       70,940
  Note receivable from shareholder...................         --          (400)
                                                         --------     --------
    Total shareholders' equity.......................      19,385       70,540
                                                         --------     --------
    Total liabilities and shareholders' equity.......    $222,529     $273,888
                                                         ========     ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Year ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Net sales...............................   $603,711     $625,042     $484,010
Costs and expenses:
  Cost of products sold.................    471,936      478,093      368,685
  Warehousing, selling, and
   administrative expenses..............    162,387      136,194       98,715
  Restructuring.........................        448        4,025          --
  Amortization of excess of cost over
   acquired net assets..................      1,186        1,023          381
  Amortization of excess of acquired net
   assets over cost.....................     (1,244)      (1,224)      (1,224)
                                           --------     --------     --------
                                            634,713      618,111      466,557
                                           --------     --------     --------
Operating (loss) earnings...............    (31,002)       6,931       17,453

Other expense:
  Interest expense, net.................     (8,568)      (5,146)      (1,980)
  Discount on sale of accounts
   receivable and other expense.........     (1,737)      (2,904)      (3,086)
                                           --------     --------     --------
(Loss) income before income taxes.......    (41,307)      (1,119)      12,387
Provision (benefit) for income taxes....     12,297         (931)       3,541
                                           --------     --------     --------
Net (loss) income applicable to common
 shareholders...........................   $(53,604)    $   (188)    $  8,846
                                           ========     ========     ========
Basic (loss) earnings per share.........   $  (5.84)    $  (0.02)    $   1.14
                                           ========     ========     ========
Basic weighted average shares
 outstanding............................      9,183        8,802        7,779
                                           ========     ========     ========
Diluted (loss) earnings per share.......   $  (5.84)    $  (0.02)    $   1.08
                                           ========     ========     ========
Diluted weighted average shares
 outstanding............................      9,183        8,802        8,183
                                           ========     ========     ========


                See notes to consolidated financial statements.

                              PAMECO CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                Class   Class
                                  A       B                                                           Retained
                        Common  Common  Common  Common Capital in            Unamortized              Earnings
                        Stock   Stock   Stock   Stock  Excess of     Note      Deferred   Treasury  (Accumulated
                        Shares  Shares  Shares  Amount Par Value  Receivable Compensation  Stock      Deficit)    Total
                        ------  ------  ------  ------ ---------- ---------- ------------ --------  ------------ -------
Balances at February
28, 1997..............   5,108    --      --     $64    $ 1,841     $ --        $  --     $(10,500)   $ 23,226   $14,631
Conversion of Common
Stock to Class A
shares................  (1,125) 1,125     --     --         --        --           --          --          --        --
Conversion of Common
Stock to Class B
shares................  (3,983)   --    3,983    --         --        --           --          --          --        --
Issuance of common
stock, net of
expenses..............     --   3,536     --      35     45,098       --           --          --          --     45,133
Purchase of treasury
stock.................     --    (207)    --     --         --        --           --       (1,207)               (1,207)
Retirement of treasury
stock.................     --     --      --     (13)   (11,694)      --           --       11,707         --        --
Note receivable from
shareholder...........     --      63     --     --         600      (600)         --          --          --        --
Proceeds from exercise
of common stock
warrants..............     --     --       63      1        524       --           --          --          --        525
Proceeds from exercise
of stock options......     --     148     --       1        723       --           --          --          --        724
Net income............     --     --      --     --         --        --           --          --        8,846     8,846
                        ------  -----   -----    ---    -------     -----       ------    --------    --------   -------
Balances at February
28, 1998..............     --   4,665   4,046    $88    $37,092     $(600)      $   --    $     --    $ 32,072   $68,652
                        ======  =====   =====    ===    =======     =====       ======    ========    ========   =======
Note receivable from
shareholder...........     --     --      --     --         --        200          --          --          --        200
Conversion of Class B
shares to Class A
shares................     --     215    (215)   --         --        --           --          --          --        --
Proceeds from the
issuance of shares
under Employee Stock
Purchase Plan.........     --      31     --     --         425       --           --          --          --        425
Proceeds from exercise
of stock options......     --     315     --       2      1,449       --           --          --          --      1,451
Net loss..............     --     --      --     --         --        --           --          --         (188)     (188)
                        ------  -----   -----    ---    -------     -----       ------    --------    --------   -------
Balances at February
28, 1999..............     --   5,226   3,831    $90    $38,966     $(400)      $   --    $     --    $ 31,884   $70,540
                        ======  =====   =====    ===    =======     =====       ======    ========    ========   =======
Note receivable from
shareholder...........     --     --      --     --         --        400          --          --          --        400
Issuance of shares for
restricted stock
grant.................     --     200     --       2      1,448       --        (1,450)        --          --        --
Withdrawal of shares
to cover tax liability
of chairman...........     --     (90)    --     --         --        --           --          --          --        --
Amortization of
compensation cost for
vested restricted
stock.................     --     --      --     --         --        --         1,151         --          --      1,151
Conversion of Class B
shares to Class A
shares................     --     558    (558)   --         --        --           --          --          --        --
Proceeds from the
issuance of shares
under Employee Stock
Purchase Plan.........     --      58     --     --         326       --           --          --          --        326
Proceeds from exercise
of stock options......     --       7     --     --         572       --           --          --          --        572
Net loss..............     --     --      --     --         --        --           --          --      (53,604)  (53,604)
                        ------  -----   -----    ---    -------     -----       ------    --------    --------   -------
Balances at February
29, 2000..............     --   5,959   3,273    $92    $41,312     $ --        $ (299)   $    --     $(21,720)  $19,385
                        ======  =====   =====    ===    =======     =====       ======    ========    ========   =======

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Year ended
                                          --------------------------------------
                                          February 29, February 28, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Cash flows from operating activities
Net (loss) income.......................    $(53,604)    $   (188)    $  8,846
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
  Amortization of excess of acquired net
   assets over cost.....................      (1,244)      (1,224)      (1,224)
  Amortization of excess of cost over
   acquired net assets..................       1,186        1,023          381
  Charge to restructuring for goodwill
   impairment...........................       1,377          --           --
  Depreciation..........................       3,610        2,459        1,596
  Loss on sale of property and
   equipment, including amounts charged
   to restructuring.....................         435           30           66
  Amortization of deferred compensation
   for vested restricted stock..........       1,151          --           --
  Deferred income tax provision
   (benefit)............................      14,646       (1,659)        (904)
  Changes in operating assets and
   liabilities net of assets acquired
   and liabilities assumed:
    Accounts receivable.................     (23,862)      10,481       (2,309)
    Inventories, prepaid expenses and
     other assets.......................      62,551      (16,902)      10,467
    Accounts payable and accrued
     liabilities........................     (16,377)       6,742      (13,126)
                                            --------     --------     --------
Net cash (used in) provided by operating
 activities.............................     (10,131)         762        3,793
Cash flows from investing activities
Purchases of property and equipment.....      (3,411)      (5,369)      (5,546)
Proceeds from sales of property and
 equipment..............................          14            9          126
Business acquisitions, net of cash
 acquired...............................         --       (45,685)     (44,580)
                                            --------     --------     --------
Net cash used in investing activities...      (3,397)     (51,045)     (50,000)
Cash flows from financing activities
Net (repayments) borrowings on working
 capital facility.......................     (49,670)       7,598       12,354
Net (repayments) borrowings on term
 debt...................................     (49,187)      49,187          --
Repayments on notes to affiliate........         --           --       (18,600)
(Repayments) borrowings on note
 payable................................         --        (7,700)       7,700
Repayments on other debt................        (128)        (672)        (425)
Net borrowings on new credit agreement..      60,244          --           --
Debt issue costs paid for new credit
 agreement..............................      (3,657)         --           --
Net borrowings from subordinated debt...      20,000          --           --
Issuance of common stock, net of
 offering expenses......................         --           --        45,133
Purchases of treasury stock.............         --           --        (1,207)
Issuance of Series A redeemable
 convertible preferred stock and
 warrants...............................      35,000          --           --
Proceeds from exercise of stock options
 and employee stock purchase plan.......         898        1,876        1,249
                                            --------     --------     --------
Net cash provided by financing
 activities.............................      13,500       50,289       46,204
                                            --------     --------     --------
Net (decrease) increase in cash and cash
 equivalents............................         (28)           6           (3)
Cash and cash equivalents at beginning
 of year................................         148          142          145
                                            --------     --------     --------
Cash and cash equivalents at end of
 year...................................    $    120     $    148     $    142
                                            ========     ========     ========
Supplemental disclosure of noncash
 financing activities
Issuance of common stock in exchange for
 note receivable........................    $    --      $    --      $    600
                                            ========     ========     ========
Forgiveness of note receivable..........    $    400     $    200     $    --
                                            ========     ========     ========

                See notes to consolidated financial statements.

                              PAMECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               February 29, 2000

1. Summary of Significant Accounting Policies and Other Matters

 Principles of Consolidation

  The consolidated financial statements include the accounts of Pameco Corporation and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Description of Business

  The Company is a nationwide wholesale distributor of heating, ventilation and air conditioning ("HVAC") and refrigeration equipment, with 309 branches located in 47 states and Guam. The principal components of the Company's business are sales of heating, air conditioning, and refrigeration parts and equipment to the commercial and residential markets. The Company operates in one business segment.

  The Company's operating results vary significantly from quarter to quarter. Sales typically increase during the warmer months beginning in April and peak in the months of June, July, and August. For the year ended February 29, 2000, the Company's second fiscal quarter accounted for $207.7 million of its net sales and $1.8 million of operating earnings.

  Sales of HVAC and refrigeration equipment and replacement components are also affected by weather patterns and seasonal equipment startups. Warmer than normal summer temperatures or colder than normal winter temperatures cause increased stress on cooling and heating equipment. Increased stress on equipment produces higher failure rates and therefore increased sales volume of replacement equipment. Start-up modes for inactive equipment also produce higher failure rates and an increase in replacement business on a seasonal basis. Management believes the Company's national branch coverage mitigates much of the risk associated with regional or local weather patterns.

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

                              PAMECO CORPORATION

                               February 29, 2000

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

 Revenue Recognition

  Revenue is recognized upon delivery of products to customers. Warranty revenue is initially deferred and recognized over the warranty term.

 Cash Equivalents

  For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Inventories

  Inventories consist of finished goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. During fiscal 2000, the Company purchased approximately $414.0 million of equipment for resale, of which approximately 52.7% was obtained from its top five suppliers, while the 25 largest suppliers accounted for approximately 78.7% of total purchases. Two suppliers accounted for more than 33.2% of the Company's total purchases and represented 13.6% of accounts payable as of February 29, 2000. To help ensure adequate future inventory supply sources, the Company maintains supply relationships with numerous other vendors.

  The Company maintained reserves for excess and idle inventory aggregating $3.2 million and $7.3 million as of February 29, 2000 and February 28, 1999, respectively.

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

 Excess of Cost Over Acquired Net Assets

  Excess of cost over acquired net assets is a result of fourteen business acquisitions beginning in fiscal 1997. Such amounts are being amortized on a straight-line basis over 40 years. Accumulated amortization of the excess of cost over acquired net assets was approximately $2.7 million and $1.5 million at February 29, 2000 and February 28, 1999, respectively.

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

                              PAMECO CORPORATION

                               February 29, 2000


 Excess of Acquired Net Assets Over Cost

  Excess of the acquired net assets over cost, which is the result of the bargain purchase on the original purchase of the Company in March 1992, is being amortized on a straight-line basis over 10 years. Accumulated amortization of the excess of acquired net assets over cost was approximately $9.6 and $8.4 million at February 29, 2000 and February 28, 1999, respectively.

 Use of Estimates

  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences could be material to the financial statements.

 Credit Policy

  The Company performs periodic credit evaluations of its customers' financial condition and in some instances places liens on sales of equipment. Accounts receivable are generally due within 30 days. Credit losses have been within management's expectations.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the statutory tax rates and laws that will be in effect when the differences are expected to reverse.

 Recent Pronouncements

  The FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998 and Statement No. 137, which defers the effective date of Statement No. 133 for one year, in June 1999. The Company expects to adopt the new Statement effective March 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on the results of operations or financial position.

 Earnings Per Share

  The Company computes earnings per share in accordance with SFAS No. 128. Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share assumes conversion of any dilutive common stock equivalents.

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

                              PAMECO CORPORATION

                               February 29, 2000

  The unrealized gain for interest rate swap agreements was approximately $1.6 million at February 28, 1999 based on evaluations made by the counterparties to the interest rate swap agreements. The swap agreements were terminated in December 1999, and the underlying debt was extinguished in February 2000, resulting in a gain of $1.5 million.

 Management Advisory Services

  The Company received certain advisory services from Three Cities Research, Inc. Three Cities Research, Inc. is the investment advisor for certain investors who owned approximately 20.0% and 29.6% of the combined Class A and Class B Common Stock of the Company at February 29, 2000 and February 28, 1999, respectively. Three Cities Research, Inc. was paid an annual fee of $50,000 for advisory services and was reimbursed for expenses. The advisory agreement was terminated by the Company on February 29, 2000 upon the closing of the recapitalization of the Company.

 Reclassifications

  Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation.

2. Acquisitions

  All acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statements of operations as of the acquisition dates. The excess of cost over acquired net assets of the businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years. The estimated net sales information for the fiscal year prior to acquisition of the acquired companies is unaudited. The Company did not make any acquisitions during the year ended February 29, 2000.

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

                              PAMECO CORPORATION

                               February 29, 2000


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

  In December 1997, the Company purchased the refrigeration operations and related assets of Williams Refrigeration, Inc., a distributor of refrigeration equipment in the East. The acquired business had annual revenues of approximately $30.0 million and derived substantially all of its revenues from the sale of refrigeration products.

                              PAMECO CORPORATION

                               February 29, 2000


 Pro Forma Data

  The following table summarizes unaudited pro forma financial information of the Company as if the June 1998 acquisition of Park Heating and Air Conditioning Supply Co., Inc. had occurred as of March 1, 1997. Pro forma results have not been presented for those acquisitions which were not significant during the periods presented. These unaudited pro forma results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisition had occurred on March 1, 1997,and should not serve as a forecast of the Company's operating results for any future periods.

  The adjustments to the historical data reflect the following: (i) interest expense assuming the Company financed the acquisition at a rate of 7.3%;
(ii)amortization of the excess of cost over acquired net assets;(iii) income taxes on the earnings of the acquiree adjusted to reflect the Company's effective tax rate; and (iv) the income tax effect of such pro forma adjustments. The pro forma adjustments are based on the available information and certain assumptions that management believes are reasonable.


                                                              Year ended
                                                       -------------------------
                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In thousands)
   Net sales..........................................   $635,705     $518,105
                                                         ========     ========
   Net income.........................................   $     68     $  9,176
                                                         ========     ========
   Basic earnings per share...........................   $   0.01     $   1.18
                                                         ========     ========
   Basic weighted average shares outstanding..........      8,802        7,779
                                                         ========     ========
   Diluted earnings per share.........................   $   0.01     $   1.12
                                                         ========     ========
   Diluted weighted average shares outstanding........      9,118        8,183
                                                         ========     ========

3. Property and Equipment

  The components of property and equipment are as follows:

                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
                                                            (In thousands)
   Buildings and leasehold improvements...............   $  3,938     $  2,751
   Machinery and equipment............................      4,422        3,051
   Furniture, office, and computer equipment..........     17,061       18,331
                                                         --------     --------
                                                           25,421       24,133
   Accumulated depreciation...........................    (10,375)      (8,439)
                                                         --------     --------
                                                         $ 15,046     $ 15,694
                                                         ========     ========

                              PAMECO CORPORATION

                               February 29, 2000


4. Debt

  The components of debt are as follows:

                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
                                                            (In thousands)
   Revolver...........................................   $   --       $49,670
   Term loans.........................................       --        49,187
   New credit agreement...............................    60,244          --
   Subdebt facility...................................    20,000          --
   Other..............................................       198          326
                                                         -------      -------
                                                          80,442       99,183
   Less current portion of debt.......................       (50)      (3,575)
                                                         -------      -------
                                                         $80,392      $95,608
                                                         =======      =======

  At February 28, 1999, the Company had a $240.0 million Credit Agreement with one primary institution and several other participating lenders. The Credit Agreement provided for (a) a securitization commitment ("the Securitization Program") of $100.0 million; (b) a revolving line of credit ("the Revolver") of $90.0 million; and (c) two term loans aggregating $50.0 million ("Tranche A" and "Tranche B"). The combined $240.0 million of facilities bore interest based on the commercial paper or the Eurodollar rate plus a margin as described below.

  At February 28, 1999, the Company had a Securitization Program with General Electric Capital Corporation, Redwood Receivables Corporation ("Redwood"), and Pameco Securitization Corporation ("PSC"). The Securization Program was an off-balance sheet arrangement that provides for the transfer and sale of accounts receivable to PSC, a special purpose wholly-owned subsidiary, that sold the accounts receivable to Redwood, which issues commercial paper on the Company's behalf. At February 28, 1999, accounts receivable of $43.6 million were sold under the Securitization Program. The sales of such accounts receivable were reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. The margin on the commercial paper rate for the Securitization Program ranged from 0.75% to 1.75%,depending upon the Company's interest coverage ratio, and was 1.00% at February 28, 1999. The borrowing rate at February 28, 1999 was 5.9%. The discount on the sale of accounts receivable was $2.6 million, $3.6 million, and $3.0 million for the years ended February 29, 2000, February 28, 1999 and February 28, 1998, and such amounts are included in other expenses on the consolidated statements of operations.

  At February 28, 1999, the Company had borrowings of $49.7 million outstanding under the Revolver. The margin on the Eurodollar rate for the Revolver ranged from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The borrowing rate at February 28, 1999 was 6.7%.

  The Company had aggregate borrowings of $49.2 million outstanding at February 28, 1999 on Tranche A and Tranche B. The margin on the Eurodollar rate for the Tranche A ranges from 1.50% to 2.50%, depending upon the Company's interest coverage ratio, and was 1.75% at February 28, 1999. The margin on the Eurodollar rate for the Tranche B ranged from 2.00% to 3.00%, depending upon the Company's interest coverage ratio, and was 2.25% at February 28, 1999.

  During the year ended February 29, 2000, the Company entered into a series of amendments to the Credit Agreement and the Securitization Program described above. The Company entered into amendments to the Credit Agreement in June 1999, July 1999, August 1999, October 1999, December 1999, and January 2000.

                              PAMECO CORPORATION

                               February 29, 2000

These amendments primarily served to lower certain financial covenants, adjust interest rates, decrease borrowing bases, and adjust repayment dates for the tranche loans. Additionally, the Company entered into amendments to the Securitization Program in June 1999, July 1999, August 1999, October 1999, December 1999, and January 2000. These amendments principally served to change reporting requirements and lower certain financial covenants. On February 29, 2000, the Company repaid all borrowings under the Credit Agreement using the proceeds from the financing agreement described below. Additionally, the term loan borrowings with the primary institution sponsoring the Credit Agreement were repaid. Accounts receivable previously sold under the Securitization Program were repurchased by the Company concurrent with the repayment of borrowings under the Credit Agreement.

  On February 17, 2000, the Company entered into an agreement with a new primary lender and various participating lenders (the "Lenders") to obtain financing under a senior credit facility amounting to an aggregate of $130 million (the "New Credit Agreement"). The New Credit Agreement provides for
(a) a revolving line of credit of $130.0 million (the "New Revolver Facility"), and (b) a subfacility of the New Revolver Facility providing for the issuance of letters of credit (the "LC Facility"), not to exceed $15 million (such amount to be calculated as part of, and not in addition to, the aggregate limit of the New Credit Agreement). At February 29, 2000, no amounts were outstanding on the LC Facility or additional credit facility.

  At February 29, 2000, the Company had borrowings of $60.2 million outstanding under the New Facility. Proceeds from these borrowings on February 29, 2000, were used to repay borrowings under the previous Credit Agreement. These borrowings are due February 17, 2005. Interest is based on LIBOR plus 2.75% for specified loan amounts and the prime rate plus .75% for borrowings in excess of specified loan amounts. The effective borrowing rate at February 29, 2000 was 8.77%.

  At February 29, 2000, debt includes a $20.0 million subordinated debt agreement (the "Subdebt Facility") entered into on February 18, 2000, simultaneously with the $130.0 million New Credit Agreement. The Subdebt Facility bears interest of 12% per annum due quarterly. The 12% interest rate consists of 6% payable in cash and 6% added to principal ("paid in kind" interest). Principal of $2.0 million is due at March 31, 2003 and 2004, respectively, and the remaining principal plus accrued paid in kind interest balance is due on March 31, 2005.

  In connection with the $20.0 million Subdebt Facility and effective February 18, 2000, the Company entered into future inventory purchase agreements with the parties to the Subdebt Facility. These agreements require the Company to purchase minimum percentages of its annual inventory demand for certain products over the next five years from specified suppliers. Failure to meet these minimum percentages would result in penalties and default on the associated $20.0 million Subdebt Facility. Minimum commitments under these purchase agreements are: 2001--$19.9 million; 2002--$24.1 million; 2003--$25.4 million; 2004--$26.4 million; and 2005 and fiscal years thereafter $27.5 million. For the year ended February 29, 2000, the Company purchased $200.2 million of inventory from these specified suppliers.

  The New Credit Agreement and the Subdebt Facility require compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a specified fixed charge coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments. At February 29, 2000, the Company complied with all covenants or subsequently obtained a waiver and amendment as of May 18, 2000, with respect to any violations (see "Subsequent Event"). The Company has granted a security interest to the Lenders for substantially all the assets of the Company, including the accounts receivable, inventory, and equipment, as collateral for the debt.

  On December 30, 1999, the Company borrowed $7.5 million principal amount from a related party ("Related Party Note"). Interest on the Related Party Note accrued at an annual rate equal to the LIBOR rate

                              PAMECO CORPORATION

                               February 29, 2000

plus 7%. During the year ended February 29, 2000, interest expense incurred on the Related Party Note was $114,000. The outstanding principal and interest of $7.6 million were repaid in February 2000 in connection with the New Credit Agreement described above.

  Aggregate maturities and other required reductions of debt for the next five fiscal years and thereafter are: 2001--$50,000; 2002--$74,000; 2003--$74,000;
2004--$2.0 million; 2005--$62.2 million; and thereafter--$16.0 million.

  Interest paid was $9.7 million, $4.2 million, and $2.5 million, for the years ended February 29, 2000, February 28, 1999 and February 29, 1998, respectively.

Subsequent Event

  On May 18, 2000, the Company entered into an amendment and waiver to the New Credit Agreement. In general, the amendment waived the Company's violation of the consolidated net worth covenant, modified the definition of consolidated net worth, and reduced the levels of consolidated net worth required for future periods. In addition, the Subdebt Facility contains provisions whereby amendments to the New Credit Agreement are automatically incorporated into the Subdebt Facility.

5. Redeemable Convertible Preferred Stock and Warrants

  On February 29, 2000 (the "issue date"), the Company issued 140,000 shares of Series A Preferred Stock, at a purchase price of $249.99 per share, and warrants to purchase 140,000 additional shares of Series A Preferred Stock (the "Warrants") at a purchase price of $0.01 per Warrant, for an aggregate consideration of $35 million.

  The fair value of the Series A Preferred Stock at the issue date was $23.3 million, or $166 per share. Commencing on the fifth anniversary of the issue date, each holder of Series A Preferred Stock may elect to sell to the Company all or any part of the Series A Preferred Stock at a per share price equal to the Liquidation Preference of $250 per share plus accrued dividends. As a result of the "put" provision, the Series A Preferred Stock is considered mandatorily redeemable and has been classified as mezzanine equity in the Company's February 29, 2000 balance sheet. The value of the Series A Preferred Stock will be accreted each month, commencing in March 2000 and until February 2005, to the contractual redemption value of $250 per share plus accrued dividends using the effective interest method. The increase in the carrying amount will be charged each month against retained earnings and will be reflected as a reduction in net income available for common shareholders.

  For the three year period following the issue date, the holders of the Series A Preferred Shares are entitled to receive cumulative preferential dividends at the rate of 14% of the stated value. The dividends will be paid by the issuance of additional shares of Series A Preferred Shares. The dividends compound quarterly to the extent unpaid on March 1, June 1, September 1 and December 1 of each fiscal year. In the years ending February 28, 2002 and February 28, 2003, if the Company meets certain EBITDA targets in each year, the dividends will be calculated retroactively at 8% for the respective fiscal year. The dividends will be charged each quarter against retained earnings and will be reflected as a reduction in net income available for common shareholders.

  The Series A Preferred Stock will be convertible to the Company's Class A Common Stock, subject to shareholder approval at the Company's 2000 Annual Meeting of Stockholders. The holders of the Series A Preferred Stock initially will be able to convert each share of Series A Preferred Stock into 100 shares of the Company's Class A Common Stock. Such conversion formula is subject to adjustment given certain changes in the Company's capitalization. If all the shares of the Series A Preferred Stock outstanding were converted, a total of 14 million shares of Class A Common Stock would be issued.

                              PAMECO CORPORATION

                               February 29, 2000


  If the Company declares and pays a dividend on the Class A Common Stock, a holder of the Series A Preferred Shares is entitled to 50% of the dividends such holder would have been entitled to receive had such holder fully converted the Series A Preferred Shares into Class A Common Stock.

  On or after the sixth anniversary of the issue date, the Company may redeem the Series A Preferred Shares at a price equal to 105% of the Liquidation Preference, or $262.50 per share. Also subject to shareholder approval, the holders of the Series A Preferred Stock will be entitled to vote such shares together with the holders of the Class A Common Stock on an as-converted basis.

  The Warrants entitle holders to purchase shares of the Series A Preferred Stock and are immediately exercisable at an initial exercise price of $300 per share of Series A Preferred Stock, or $3.00 per share of Class A Common Stock, on an as converted basis. If all the Warrants were exercised in full, an additional 14 million shares of Class A Common Stock would be issued. The Company has recorded the fair value of the Warrants of $11.7 million at February 29, 2000 on its balance sheet.

  When the Company declares dividends on preferred shares in subsequent periods, the holders will also receive warrants to purchase the same number of Series A Preferred Shares that are issued as dividends. The exercise price for such warrants is $312.50 per share of Series A Preferred Stock.

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

  The Company's Employee Stock Option Plan I provides that 1,050,000 stock options may be granted to key employees, including officers and directors, to purchase common stock at fair market value. In June 1999, the shareholders approved the 1999 Stock Award Plan. The plan provides that 1,000,000 stock options and other stock awards may be granted to key employees, including officers and directors, and business partners. Under both plans, stock options typically vest one-third at the date of grant with the remainder vesting incrementally over a two-year period and expire five years from the date granted. Additionally, the Company has a stock option plan which provides for the granting of 112,500 stock options to outside directors and a separate issuance of 515,625 stock options to the Company's former chief executive officer.

  The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to February 28, 1995 under the fair value method of SFAS No. 123.

                              PAMECO CORPORATION

                               February 29, 2000

  The fair value of stock options granted during the years ended February 29, 2000, February 28, 1999, and February 28, 1998, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        Year ended
                                          --------------------------------------
                                          February 29, February 28, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                                      (In thousands)
   Expected life in years................     4-5          2-5          2-6
   Risk-free interest rate...............  5.77-6.46%   4.33-6.50%   5.25-6.50%
   Expected volatility...................    50.0%        60.0%        55.1%
   Dividend yield........................      0%           0%           0%

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

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                      Year ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
   Pro forma net (loss) income.........   $(53,552)    $(1,050)      $8,055
                                          ========     =======       ======
   Pro forma basic (loss) earnings per
    share applicable to common
    shareholders.......................   $  (5.83)    $ (0.12)      $ 1.04
                                          ========     =======       ======
   Pro forma diluted (loss) earnings
    per share applicable to common
    shareholders.......................   $  (5.83)    $ (0.12)      $ 0.98
                                          ========     =======       ======

  Because SFAS No.123 is applicable only to options granted subsequent to February 28, 1995, its pro forma effect will not be fully reflected until future years.

                              PAMECO CORPORATION

                               February 29, 2000


  A summary of the status of the Company's stock option activity, and related information for the years ended February 29, 2000, February 28, 1999, and February 29, 1998, is as follows:

                          February 29, 2000  February 28, 1999  February 28, 1998
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                           Number   Average   Number   Average   Number   Average
                             Of     Exercise    Of     Exercise    Of     Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------  -------- --------  -------- --------  --------
Outstanding at beginning
 of year................   702,209   $13.86   674,613   $7.40    966,312   $5.61
  Granted...............   674,500     5.83   497,500   19.33     49,750   17.68
  Exercised.............    (7,365)    5.18  (312,321)   6.44   (334,401)   3.70
  Cancelled.............  (606,219)   14.89  (157,208)  19.38     (7,048)   7.71
  Expired...............       --       --       (375)   4.80        --      --
                          --------           --------           --------
Outstanding at end of
 year...................   763,125     6.03   702,209   13.86    674,613    7.40
                          ========           ========           ========
Exercisable at end of
 year...................   548,129            381,375            624,885
                          ========           ========           ========
Options available for
 future grant...........   392,010            294,486            284,403
                          ========           ========           ========
Weighted average fair
 value of options
 granted during the
 year...................  $   5.83           $  19.33           $  17.68
                          ========           ========           ========

  The following table summarizes information about stock options outstanding at February 29, 2000:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                            Number      Average   Weighted   Number    Weighted
                          Outstanding  Remaining  Average  Exercisable Average
                           February   Contractual Exercise  February   Exercise
Range of Exercise Prices   29, 2000      Life      Price    29, 2000    Price
------------------------  ----------- ----------- -------- ----------- --------
$3.31-$6.40..............   523,125       3.1      $ 4.86    394,795    $ 5.25
$6.75-$9.60..............   221,250       5.4      $ 7.50    134,584    $ 7.96
$16.00-$17.75............    18,750       3.2      $16.58     18,750    $16.58
                            -------                          -------
                            763,125                          548,129
                            =======                          =======

  In June 1999, the Company granted restricted stock, consisting of 200,000 shares of its Class A Common Stock, to its chairman and then chief executive officer. On the grant date, 90,000 shares vested and were immediately retained by the Company to cover the officer's related tax liabilities. Originally, the remaining 110,000 shares would have vested as follows: 40,000 on January 1, 2000; 40,000 on January 1, 2001; and 30,000 on January 1, 2002. As a result of the Recapitalization, all the shares in the restricted stock award vested. Upon issuance of the restricted shares, unearned compensation was charged to stockholder's equity for the cost of restricted stock of $1,450,000. Compensation cost is recognized as amortization expense ratably over the vesting period. The Company recognized $1,151,000 of related compensation expense in the year ended February 29, 2000.

7. Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant

                              PAMECO CORPORATION

                               February 29, 2000

components of the Company's deferred income tax assets and liabilities at February 29, 2000 and February 28, 1999 are as follows:

                                                     February 29, February 28,
                                                         2000         1999
                                                     ------------ ------------
                                                          (In thousands)
   Deferred income tax assets:
     Accounts receivable reserves...................   $  2,379     $ 1,448
     Inventory reserves.............................      2,994       6,436
     Extended product warranties....................      2,322       2,131
     Restructuring reserves.........................        861       2,146
     Other..........................................        530       3,099
     Net operating losses...........................     16,322         --
     Alternative minimum tax credit.................      2,716       1,019
                                                       --------     -------
   Total deferred income tax assets.................     28,124      16,279
   Valuation allowance for deferred income tax
    assets..........................................    (28,124)     (1,140)
                                                       --------     -------
   Net deferred income tax assets...................   $    --      $15,139
                                                       ========     =======

  The cumulative alternative minimum tax credit generated in prior years can be carried forward indefinitely to offset regular federal income tax expense in future periods. Net operating losses of $277,859 can be carried forward through 2007. The remaining net operating losses of $42.6 million from the year ended February 29, 2000 can be carried forward through 2020.

  The components of provision (benefit) for income taxes for the years ended February 29, 2000, February 28, 1999, and February 28, 1998 are as follows:

                                                      Year ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Current:
     Federal income taxes..............   $(2,033)     $   492       $2,920
     State, local, and foreign income
      and franchise taxes..............      (316)         236          380
                                          -------      -------       ------
                                           (2,349)         728        3,300
   Deferred:
     Federal and state income taxes....    14,646       (1,659)         241
                                          -------      -------       ------
                                          $12,297      $  (931)      $3,541
                                          =======      =======       ======

  A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax provision (benefit) is as follows:

                                                      Year ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Statutory (benefit) expense.........   $(14,044)     $(380)       $4,212
   State (benefit) expense net of
    federal benefit....................     (1,652)      (138)          327
   Increase (reduction) in valuation
    allowance..........................     26,984        --           (671)
   Nondeductible items.................       (382)      (347)         (327)
   Other, net..........................      1,391        (66)          --
                                          --------      -----        ------
                                          $ 12,297      $(931)       $3,541
                                          ========      =====        ======

                              PAMECO CORPORATION

                               February 29, 2000


  The Company's effective income tax rate for the years ended February 29, 2000, differed from the statutory rate principally as a result of an increase in the deferred tax asset valuation allowance of $27.0 million in the year ended February 29, 2000. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer more likely than not and, accordingly, increased the valuation allowance to fully provide for such assets. The Company's effective income tax rate is additionally reduced by the exclusion of the amortization of the acquired net assets over cost (negative goodwill amortization) from taxable income.

  The Company received (paid) approximately $1.1 million, $(1.4 million) and ($3.0 million) for federal and state income taxes during the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

8. Commitments and Contingencies

 Operating Leases

  The Company leases office and warehouse facilities and equipment under operating leases. Rental expense for the years ended February 29, 2000, February 28, 1999 and February 28, 1998 approximated $16.8 million, $16.2 million and $13.0 million, respectively. Future minimum lease commitments under these agreements as of February 29, 2000 are as follows: 2001--$13.8 million; 2002--$10.6 million; 2003--$8.1 million; 2004--$5.5 million; 2005--
$2.6 million and $2.1 million thereafter.

 Legal Proceedings

  The Company is involved in claims and legal proceedings which have arisen in the ordinary course of business. The Company intends to defend vigorously all such claims and does not believe any such matters will have a material adverse effect on the Company's results of operations or financial condition.

9. Employee Benefit Plan

  The Company has a defined contribution plan which covers a majority of its employees. The plan provides for voluntary employee contributions. Employee contributions under plan provisions are discretionary. Pameco contributed $300,219, $330,000 and $272,000 to the plan for the years ended February 29, 2000, February 28, 1999 and February 29, 1998, respectively.

                              PAMECO CORPORATION

                               February 29, 2000


10. Earnings Per Share

  The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts).

                                                       Year ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Numerator:
  Net (loss) income applicable to common
   shareholders.........................   $(53,604)     $ (188)      $8,846
                                           ========      ======       ======
Denominator:
  Denominator for basic earnings per
   share-weighted average shares........      9,183       8,802        7,779
Effect of dilutive securities:
  Employee Stock Options................        --          --           404
  Series A Redeemable Convertible
   Preferred Stock......................        --          --           --
  Warrants for Series A Preferred
   Stock................................        --          --           --
                                           --------      ------       ------
Denominator for diluted earnings per
 share-adjusted weighted-average shares
 and assumed conversions................      9,183       8,802        8,183
                                           ========      ======       ======
Basic (loss) earnings per share.........   $  (5.84)     $(0.02)      $ 1.14
                                           ========      ======       ======
Diluted (loss) earnings per share.......   $  (5.84)     $(0.02)      $ 1.08
                                           ========      ======       ======

  The computation of dilutive common shares for the year ended February 28, 1998 excludes 49,750 of stock options that are antidilutive based on the average market price for that period.

11. Restructuring

  In the quarter ended February 28, 1999, the Company determined that the existing distribution center network should be modified. Management believed that the number of distribution centers should be increased and relocated closer to the major markets served by the Company. The replacement distribution centers would also be smaller in size. Management believed that the revised distribution network would lead to increased inventory turns, less damaged inventory, and lower overall rent expense.

  Additionally, the Company initiated an extensive review of its unprofitable branches in the quarter ended February 28, 1999. The Company had determined that 15 branches should be closed based on either of the following criteria:
(1) The branch location was already in a market sufficiently serviced by a Pameco branch or (2) The branch location was in an area with limited demand. As of February 29, 2000, the Company has closed 14 of these branches. The remaining branch closing should be completed by May 2000.

  By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses, without significantly reducing its net sales. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

                              PAMECO CORPORATION

                               February 29, 2000


  In connection with the closure and the consolidation of these 15 branches and the downsizing of the distribution centers, the Company recorded a $4,026,000 restructuring charge. The charge consisted of the following components: (1) lease and other facility expenses of $3,148,000; (2) the write off of $35,000 of fixed assets no longer in use; and (3) $843,000 for the termination of the dedicated fleet contract.

  During the quarter ended February 29, 2000, the Company's management determined that the present locations of the distribution centers most appropriately serviced the markets currently served by the Company and reversed into operating income the $2,456,000 charge previously established for this purpose. Similarly, the Company determined that the current dedicated fleet contract best suited the needs of the Company at this time and reversed into operating income the $843,000 restructuring charge previously established.

  The following table provides more detail describing the restructuring charge and related reversal:

                                                                      Reserve
                                                   Charged Reversed   Balance
                             Cash/   Restructuring   to      into   February 29,
                            Non-Cash    Charges    Accrual  Income      2000
                            -------- ------------- ------- -------- ------------
                                               (In thousands)
Branches to be closed
  Lease...................      Cash    $  (494)    $269    $  --      $(225)
  Severance...............      Cash        (25)       8       --        (17)
  Fixed asset write-off...  Non-Cash        (35)      13       --        (22)
  Utilities...............      Cash        (61)      27       --        (34)
  Other...................      Cash       (112)     112       --        --
                                        -------     ----    ------     -----
Total-Branches............                 (727)     429       --       (298)
Distribution centers to be
 closed
  Lease...................      Cash     (1,953)     --      1,953       --
  Severance...............      Cash        (91)     --         91       --
  Utilities...............      Cash       (229)     --        229       --
  Other...................      Cash       (183)     --        183       --
                                        -------     ----    ------     -----
  Total-Distribution
   centers................               (2,456)     --      2,456       --
  Termination of dedicated
   fleet contract.........      Cash       (843)               843       --
                                        -------     ----    ------     -----
  Total...................              $(4,026)    $429    $3,299     $(298)
                                        =======     ====    ======     =====

  The majority of the cash expenditures related to branch closures, excluding lease commitments, were completed by February 2000. The Company will continue to pay on certain lease commitments through 2001. To date, the Company has paid approximately $269,000 to terminate leases.

  During the quarters ended August 31, 1999 and November 30,1999, the Company identified 40 additional branches that met the closing criteria mentioned above. As of February 29, 2000, the Company had closed 33 of these branches. The remaining closings should be completed by August 31, 2000. The Company recorded a $3,747,000 restructuring charge that can be attributed to the additional 40 branches scheduled to close. These charges consisted of the following components: (1) lease and other facility expenses of $1,821,000; (2) the write-off of $549,000 of fixed assets no longer in use; and (3) an asset impairment charge of $1,377,000 for the write-

                              PAMECO CORPORATION

                               February 29, 2000

off of goodwill associated with certain branches to be closed. The table below provides supplementary data pertaining to the $3,747,000 charge:

                                                                     Reserve
                                                           Charged   Balance
                                     Cash/   Restructuring   to    February 29,
           Description              Non-Cash    Charges    Accrual     2000
           -----------              -------- ------------- ------- ------------
                                                  (in thousands)
Branches to be closed
  Lease...........................      Cash    $(1,277)   $  122    $(1,155)
  Severance.......................      Cash       (162)       36       (126)
  Fixed asset write-off...........  Non-Cash       (549)      355       (194)
  Utilities.......................      Cash       (167)       10       (157)
  Other...........................      Cash       (215)      185        (30)
Goodwill related to branches to be
 closed                             Non-Cash     (1,377)    1,377        --
                                                -------    ------    -------
Total.............................              $(3,747)   $2,085    $(1,662)
                                                =======    ======    =======

  The majority of the cash expenditures related to branch closures, excluding lease commitments, were completed by February 2000. The Company will continue to pay on certain lease commitments through 2001. To date, the Company has paid approximately $122,000 to terminate leases.

12. Quarterly Financial Data (unaudited)

  The following is a summary of the unaudited quarterly results of operations for the fiscal years ended February 29, 2000 and February 28, 1999 (in thousands, except per share data):

                                          Year ended February 29, 2000
                                       --------------------------------------
                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
Net sales............................. $159,117  $207,724  $135,991  $100,879
Gross profit.......................... $ 37,202  $ 43,984  $ 32,828  $ 17,761
Net loss.............................. $ (1,433) $   (587) $ (5,142) $(46,442)
Basic loss per share.................. $  (0.16) $  (0.06) $  (0.56) $  (5.03)
Basic weighted average shares
 outstanding..........................    9,092     9,201     9,216     9,225
Diluted earnings (loss) per share..... $  (0.16) $  (0.06) $  (0.56) $  (5.03)
Diluted weighted average shares
 outstanding..........................    9,092     9,201     9,216     9,225

                                             Year ended February 28, 1999
                                          -----------------------------------
                                           First    Second   Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------- -------- -------- --------
Net sales................................ $145,194 $210,293 $148,068 $121,487
Gross profit............................. $ 34,048 $ 50,483 $ 35,493 $ 26,925
Net income (loss)........................ $  1,884 $  8,308 $    102 $(10,482)
Basic earnings (loss) per share.......... $   0.22 $   0.95 $   0.01 $  (1.18)
Basic weighted average shares
 outstanding.............................    8,740    8,782    8,818    8,867
Diluted earnings (loss) per share........ $   0.21 $   0.91 $   0.01 $  (1.18)
Diluted weighted average shares
 outstanding.............................    9,120    9,180    9,106    8,867

                              PAMECO CORPORATION

                               February 29, 2000

  In fourth quarter 2000, the Company conducted a full physical inventory. Based on the results of that physical inventory, the Company recorded an additional product shrinkage expense. In addition, the Company revalued a portion of its inventory during the quarter.

  The normal operating expenses of the 32 branches acquired since February 28, 1998, contributed approximately $6.7 million of the additional warehousing, selling, and administrative expenses as compared to the prior year. In addition, the Company incurred approximately $3.2 million of consulting costs in the fourth quarter associated with the Company's process of enhancing its key business processes.

  In the prior year, the Company established a $3.3 million restructuring charge to close or relocate its distribution centers and discontinue its dedicated fleet contract. During the quarter ended February 29, 2000, the Company's management determined that it would continue to use its current distribution centers and dedicated fleet at this time and reversed the previous charge to income.

  In the fourth quarter, the Company recorded income tax expense of $17.0 million. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer more likely than not and, accordingly, increased the valuation allowance by $27.0 million (including additional deferred tax assets originating in the fourth quarter) to fully provide for such assets.

  Fourth quarter 1999 net income is unusually low due to severance costs associated with several executive level separations, product discontinuance, and a restructuring of the Company's distribution system which resulted in a fourth quarter charge aggregating approximately $8.1 million.

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   Part III.

Item 10. Directors and Officers of the Registrant

  The information contained under the headings "Directors and Executive Officers" and Section "16(c) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference.

Item 11. Executive Compensation

  The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Comparison of Cumulative Total Return" be deemed incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

Item 13. Certain Relationships and Related Transactions

  The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

                                   Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

    (1) Financial Statements included in Item 8:

        Report of Independent Auditors

        Consolidated Balance Sheets as of February 29, 2000 and February 28,
        1999

        Consolidated Statements of Operations for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

        Consolidated Statements of Shareholders' Equity for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

        Consolidated Statements of Cash Flows for the years ended February 29, 2000, February 28, 1999, and February 28, 1998

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

        Schedule II. Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits:

        23.1 Consent of Ernst and Young LLP

        27   Financial Data Schedule

  (b) Reports on Form 8-K:

     NONE

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated, this 18th day of May, 2000.

    /s/ James R. Balkcom        Chairman    /s/ Michael Ira Klein        Director
-------------------------------          -------------------------------
       James R. Balkcom                         Michael Ira Klein

    /s/ W. Michael Clevy        Director /s/ Angus C. Littlejohn, Jr     Director
-------------------------------          -------------------------------
       W. Michael Clevy                     Angus C. Littlejohn, Jr.

  /s/ Willem F.P. DeVogel       Director     /s/ Dixon Ray Walker        Director
-------------------------------          -------------------------------
      Willem F.P. DeVogel                       Dixon Ray Walker

      /s/ Earl Dolive           Director   /s/ Harry F. Weyher III       Director
-------------------------------          -------------------------------
          Earl Dolive                          Harry F. Weyher III

    /s/ Edmund J. Feeley        Director     /s/ Robert J. Davis         Chief Financial Officer
-------------------------------          -------------------------------
       Edmund J. Feeley                          Robert J. Davis

Schedule II. Valuation and Qualifying Accounts

                                                          VALUATION AND QUALIFYING ACCOUNTS

                                                                   Additions
                                                       ---------------------------------
                                                                        Charged to Other
                                       Balance at Beg. Charged to Costs    Accounts--    Deductions  Balance at
                                           of year       and Expenses       Describe      Describe   End of year
                                       --------------- ---------------- ---------------- ----------  -----------
Allowance for losses on trade
 accounts(a):
 Year ended February 29, 2000........       6,210            3,854             --          4,074(c)     5,991
 Year ended February 28, 1999........       3,992            3,727             949(b)      2,458(c)     6,210
 Year ended February 28, 1998........       2,535            1,854             850(b)      1,247(c)     3,992

Valuation allowance for Inventory(a):
 Year ended February 29, 2000........      10,381            2,307             --          9,439(e)     3,249
 Year ended February 28, 1999........       4,779            5,296           2,209(d)      1,903(e)    10,381
 Year ended February 28, 1998........       4,192            1,277           1,297(d)      1,987(e)     4,779

Valuation allowance for deferred tax
 assets(a):
 Year ended February 29, 2000........       1,140           26,984(f)          --            --        28,124
 Year ended February 28, 1999........       1,140              --              --            --         1,140
 Year ended February 28, 1998........       1,811              --              --            671(g)     1,140

--------
(a)  Deducted from the related asset accounts.
(b) Principally represents recoveries of amounts previously charged off and allowances for losses on trade accounts of acquired companies at the date of acquisition.
(c)  Charge off of uncollected accounts (net of recoveries).
(d)  Inventory reserves of acquired companies at the date of acquisition.
(e) Adjustments relating to book-to-physical differences, sale of excess and idle inventory, and other inventory adjustments.
(f) Increase in valuation allowance due to management's belief that recognition of the related deferred tax assets is no longer more likely than not.
(g) Reduction in valuation allowance due to management's belief that recognition of the related deferred tax assets is more likely than not.