Form 10-Q
period 2000-05-31
PAMECO CORP
filed 2000-07-17
CIK 1036283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended May 31, 2000 or

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

                     1000 Center Place, Norcross, GA 30093
                   (Address of principal executive offices)

                                (770)-798-0700
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 7,366,742 shares and Class B Common Stock, $.01 par value 1,872,929 shares, both as of June 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited) Condensed Consolidated
                Balance Sheets--May 31, 2000 and February 29, 2000........    3

                Condensed Consolidated Statements of Operations--Three
                Months ended May 31, 2000 and May 31, 1999................    4

                Condensed Consolidated Statements of Cash Flow--Three
                Months ended May 31, 2000 and May 31, 1999................    5

                Notes to Condensed Consolidated Financial Statements......    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................    7


PART II. OTHER INFORMATION


        Item 1. Legal Proceedings.........................................   10

        Item 4. Submission of Matters to a Vote of Security Holders.......   10

        Item 6. Exhibits and Reports on Form 8-K..........................   10

 SIGNATURES................................................................ 11

                               PAMECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                        May 31,   February 29,
                                                          2000        2000
                                                        --------  ------------
Assets
Current assets:
  Cash and cash equivalents............................ $    116    $    120
  Accounts receivable, less allowance of $6,366 at May
   31, 2000 and $5,991 at February 29, 2000............   69,513      59,769
  Inventories..........................................  119,662      96,619
  Prepaid expenses and other current assets............    3,240       3,362
                                                        --------    --------
    Total current assets...............................  192,531     159,870
Property and equipment, net............................   14,222      15,046
Excess of cost over acquired net assets, net...........   42,585      43,221
Debt financing costs...................................    3,609       3,657
Other assets...........................................      730         735
                                                        --------    --------
    Total assets....................................... $253,677    $222,529
                                                        ========    ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable..................................... $ 77,905    $ 58,116
  Accrued compensation and withholdings................    5,940       5,201
  Other accrued liabilities and expenses...............   15,948      16,355
  Current portion of other debt........................       50          50
                                                        --------    --------
    Total current liabilities..........................   99,843      79,722
Long-term liabilities:
  Debt.................................................   98,092      80,392
  Warranty reserves and other..........................    4,863       4,785
                                                        --------    --------
    Total long-term liabilities........................  102,955      85,177
Excess of acquired net assets over cost, net...........    2,930       3,245
Redeemable convertible preferred stock, $1.00 par
 value: 600 shares authorized as of May 31, 2000, and
 February 29, 2000, respectively; 140 issued and
 outstanding as of May 31, 2000, and February 29, 2000,
 respectively; aggregate liquidation preference of
 $36,225 as of May 31, 2000 and $35,000 as of February
 29, 2000, respectively................................   25,027      23,324
Warrants to purchase redeemable convertible preferred
 stock.................................................   11,676      11,676
Shareholders' equity:
  Class A Common stock, $.01 par value-authorized
   40,000 shares; 7,367 and 5,959 shares issued and
   outstanding at May 31, 2000 and February 29, 2000,
   respectively........................................       74          59
  Class B Common stock, $.01 par value-authorized
   20,000 shares; 1,873 and 3,273 shares issued and
   outstanding at May 31, 2000 and February 29, 2000,
   respectively........................................       18          33
  Capital in excess of par value.......................   41,334      41,312
  Unamortized deferred compensation....................     (236)       (299)
  Retained earnings (accumulated deficit)..............  (29,944)    (21,720)
                                                        --------    --------
    Total shareholders' equity.........................   11,246      19,385
                                                        --------    --------
    Total liabilities and shareholders' equity......... $253,677    $222,529
                                                        ========    ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              Three Months
                                                              Ended May 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Net sales.................................................  $125,414  $159,117
Costs and expenses:
  Cost of products sold...................................    96,683   121,915
  Warehousing, selling, and administrative expenses.......    32,379    37,126
  Amortization of excess of cost over acquired net
   assets.................................................       636       292
  Amortization of excess of acquired net assets over
   cost...................................................      (315)     (309)
                                                            --------  --------
                                                             129,383   159,024
                                                            --------  --------
Operating (loss) earnings.................................    (3,969)       93
Other expense:
  Interest expense, net...................................    (2,236)   (1,779)
  Discount on sale of accounts receivable and other
   expense................................................      (316)     (814)
                                                            --------  --------
Loss before income taxes..................................    (6,521)   (2,500)
Benefit for income taxes..................................       --     (1,067)
                                                            --------  --------
Net loss..................................................    (6,521)   (1,433)
Preferred stock dividends and accretion of redeemable
 convertible preferred stock..............................    (1,703)      --
                                                            --------  --------
Net loss applicable to common shareholders................  $ (8,224) $ (1,433)
                                                            ========  ========
Basic loss per share......................................  $  (0.71) $  (0.16)
                                                            ========  ========
Basic loss applicable to common shareholders per share....  $  (0.89) $  (0.16)
                                                            ========  ========
Basic weighted average shares outstanding.................     9,236     9,092
                                                            ========  ========
Diluted loss per share....................................  $  (0.71) $  (0.16)
                                                            ========  ========
Diluted loss applicable to common shareholders per share..  $  (0.89) $  (0.16)
                                                            ========  ========
Diluted weighted average shares outstanding...............     9,236     9,092
                                                            ========  ========


                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Three Months Ended
                                                                 May 31,
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Cash flows from operating activities                        $  (6,521) $ (1,433)
Net loss..................................................
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Amortization of excess of acquired net assets over
   cost...................................................       (315)     (309)
  Amortization of excess of cost over acquired net
   assets.................................................        636       292
  Depreciation............................................        975       798
  Amortization of deferred financing costs................        190       --
  Loss on sale of property and equipment..................        140        40
  Amortization of deferred compensation for vested
   restricted stock.......................................         63      (749)
  Changes in operating assets and liabilities net of
   assets acquired and liabilities assumed:
    Accounts receivable...................................     (9,744)     (129)
    Inventories, prepaid expenses and other assets........    (22,916)    9,560
    Accounts payable and accrued liabilities..............     20,199    (1,443)
                                                            ---------  --------
Net cash (used in) provided by operating activities.......    (17,293)    6,627

Cash flows from investing activities
Purchases of property and equipment.......................       (297)   (1,252)
Proceeds from sales of property and equipment.............          6         9
                                                            ---------  --------
Net cash used in investing activities.....................       (291)   (1,243)

Cash flows from financing activities
Net repayments on working capital facility................        --     (4,719)
Net repayments on term debt...............................        --       (813)
Payments on other debt....................................        --       (234)
Net borrowings on new credit agreement....................     17,700       --
Debt issue costs paid for new credit agreement............       (142)      --
Proceeds from exercise of stock options and employee stock
 purchase plan............................................         22       381
                                                            ---------  --------
Net cash provided by (used in) financing activities.......     17,580    (5,385)
                                                            ---------  --------
Net decrease in cash and cash equivalents.................         (4)       (1)
Cash and cash equivalents at beginning of year............        120       148
                                                            ---------  --------
Cash and cash equivalents at end of year..................  $     116  $    147
                                                            =========  ========


                See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 May 31, 2000

1. BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2000, are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

  The balance sheet at February 29, 2000 included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

2. INVENTORIES

  Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                               Three Months
                                                               Ended May 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
   Numerator:
   Net loss.................................................  $(6,521) $(1,433)
                                                              =======  =======
   Net loss applicable to common shareholders...............  $(8,224) $(1,433)
                                                              =======  =======
   Denominator:
   Denominator for basic earnings per share-weighted average
    shares..................................................    9,236    9,092
   Effect of dilutive securities:
     Employee Stock Options.................................      --       --
     Series A Preferred Stock...............................      --       --
     Warrants for Series A Preferred Stock..................      --       --
                                                              -------  -------
   Denominator for diluted earnings per share-adjusted
    weighted-average shares and assumed conversions.........    9,236    9,092
                                                              =======  =======
   Basic loss per share.....................................  $ (0.71) $ (0.16)
                                                              =======  =======
   Basic loss applicable to common shareholders per share...  $ (0.89) $ (0.16)
                                                              =======  =======
   Diluted loss per share...................................  $ (0.71) $ (0.16)
                                                              =======  =======
   Diluted loss applicable to common shareholders per
    share...................................................  $ (0.89) $ (0.16)
                                                              =======  =======

4. CONTINGENCIES

  From time to time, the Company is involved in claims and legal proceedings, which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

5. RESTRUCTURING

  During the years ended February 28, 1999 and February 29, 2000, the Company performed extensive reviews of its unprofitable branches. The Company determined that 56 branches should be closed based on either of the following criteria: (1) the branch location was already in a market sufficiently serviced by a Pameco branch or (2) the branch location was in an area with limited demand. From the period June 1, 1999, to May 31, 2000, the Company closed 39 of these 56 branches. Since the Company had previously closed 11 branches in the quarter ended May 31, 1999, it has now closed 50 of the branches identified in the restructuring charges. The remaining branch closings should be completed by August 31, 2000. By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

  In connection with the closure and the consolidation of these 56 branches, the Company recorded $4.5 million of restructuring charges. The charges consisted of the following components: (1) lease and other facility expenses of $2.3 million; (2) the write off of $584,000 of fixed assets no longer in use; (3) severance payments of $187,000; and (4) an asset impairment charge of $1.4 million for the write off of goodwill associated with certain branches to be closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship of certain statement of operations data to net sales for the periods indicated.

                                                                   Three
                                                                  Months
                                                                   Ended
                                                                  May 31,
                                                                -------------
                                                                2000    1999
                                                                -----   -----
   Net sales..................................................  100.0%  100.0%
     Cost of products sold....................................   77.1    76.6
                                                                -----   -----
   Gross profit...............................................   22.9    23.4
     Warehousing, selling, and administrative expenses........   25.8    23.3
     Amortization of excess of cost over acquired net assets..    0.5     0.2
     Amortization of excess of acquired net assets over cost..   (0.3)   (0.2)
                                                                -----   -----
   Operating (loss) earnings..................................   (3.1)    0.1
   Other expense:
     Interest expense, net....................................    1.8     1.1
     Discount on sale of accounts receivable and other
      expense.................................................    0.3     0.5
                                                                -----   -----
   Loss before income taxes...................................   (5.2)   (1.6)
   Benefit for income taxes...................................    --     (0.7)
                                                                -----   -----
   Net loss...................................................   (5.2)%  (0.9)%
                                                                =====   =====

RESULTS OF OPERATIONS

 Quarter Ended May 31, 2000 and Quarter Ended May 31, 1999

  Net sales for the quarter ended May 31, 2000, decreased 21.2% to $125.4 million from $159.1 million for the same period in 1999. From the period June 1, 1999 to May 31, 2000, the Company closed 54 branches. Please note that only 39 branch closings are part of the restructuring charges described above. For the quarter ended May 31,1999, these 54 branches provided $11.6 million in net sales revenue. First quarter same store net sales decreased $21.7 million, a decline of 17.5%, as compared to the same period in 1999. Same store sales were negatively impacted by inadequate levels of inventory at the start of the quarter and the ongoing effects of the restructuring effort.

  Gross profit for the quarter ended May 31, 2000, decreased 22.8% to $28.7 million from $37.2 million for the same period in 1999. The decline in gross profit is directly related to the decline in net sales explained above. The gross profit percentage for the quarter ended May 31, 2000, decreased to 22.9% from 23.4% for the same period in 1999.

  Warehousing, selling, and administrative expenses for the quarter ended May 31, 2000, decreased 12.7% to $32.4 million from $37.1 million for the same period in 1999. In the quarter ended May 31, 2000, the Company reduced its personnel related expenses by $3.7 million as compared to the same period in the prior year. As a result of the aforementioned closure of 54 branches, non-personnel related warehousing, selling, and administrative expenses were reduced by an additional $1.2 million. All other warehousing, selling, and administrative expenses increased by $200,000 for the quarter ended May 31, 2000 as compared to the prior year.

  Net interest expense for the quarter ended May 31, 2000, increased $400,000 to $2.2 million from $1.8 million for the same period in 1999. In the quarter ended May 31, 1999, the Company had an accounts receivable securitization borrowing program (the "Securitization Program"). The discount on the sale of accounts receivable of $723,000 for the quarter ended May 31, 1999, was recorded as the "Discount on sale of accounts receivable and other expense" on the statement of operations. For comparative purposes, the discount on sale of accounts receivable of $723,000 should be combined with the $1.8 million interest expense for a total interest expense of $2.5 million in the prior year. The lower combined interest expense of $2.2 million in the quarter ended May 31, 2000, as compared to $2.5 million in the prior year is a result of the lower average borrowings of $90.1 million in the quarter ended May 31, 2000 as compared to $147.8 million in the same period in the prior year. The impact of the lower average borrowings was partially offset by higher interest rates in the quarter ended May 31, 2000 as compared to the same period in the prior year.

  For the quarter ended May 31, 2000, the Company recorded an income tax benefit of $2.6 million. However, the Company made an offsetting $2.6 million adjustment to the deferred tax asset valuation allowance which reduced the income benefit for the quarter to zero. Management concluded that the realization of its net deferred tax assets is not likely and, accordingly, increased the valuation allowance. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income.

RESTRUCTURING CHARGES

  During the years ended February 28, 1999 and February 29, 2000, the Company performed extensive reviews of its unprofitable branches. The Company determined that 56 branches should be closed based on either of the following criteria: (1) the branch location was already in a market sufficiently serviced by a Pameco branch or (2) the branch location was in an area with limited demand. From the period June 1, 1999, to May 31, 2000, the Company closed 39 of these 56 branches. Since the Company had previously closed 11 branches in the quarter ended May 31, 1999, it has now closed 50 of the branches identified in the restructuring charges. The remaining branch closings should be completed by August 31, 2000. By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

  In connection with the closure and the consolidation of these 56 branches, the Company recorded $4.5 million of restructuring charges. The charges consisted of the following components: (1) lease and other facility expenses of $2.3 million; (2) the write off of $584,000 of fixed assets no longer in use; (3) severance payments of $187,000; and (4) an asset impairment charge of $1.4 million for the write off of goodwill associated with certain branches to be closed. The following table provides more detail describing the activity during the quarter ended May 31, 2000 for the above restructuring and severance charges:

                                                     Reserve            Reserve
                                                     Balance    Charged Balance
                                           Cash/   February 29,   to    May 31,
   Description                            Non-Cash     2000     Accrual  2000
   -----------                            -------- ------------ ------- -------
                                                     (in thousands)
   Branches to be closed
     Lease...............................     Cash   $(1,380)     $76   $(1,304)
     Severance...........................     Cash      (143)       2      (141)
     Fixed asset write-off............... Non-Cash      (216)              (216)
     Utilities and other.................     Cash      (221)              (221)
                                                     -------      ---   -------
   Total.................................             (1,960)      78    (1,882)
                                                     =======      ===   =======

  The majority of the cash expenditures related to branch closures, excluding lease commitments, were completed by February 2000. The Company will continue to pay on certain lease commitments through 2001. To date, the Company has paid approximately $431,897 to terminate leases.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its credit facilities (as defined below). For the three months ended May 31, 2000, cash used in operating activities was $17.3 million as compared to $6.6 million provided by operating activities for the three months ended May 31, 1999. Net cash used in investing activities was $291,000 for the three months ended May 31, 2000, as compared to $1.2 million for the three months ended May 31, 1999. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer hardware, and supply chain software. Net cash provided by financing activities was $17.6 million for the three months ended May 31, 2000, while such activities used $5.4 million in the three months ended May 31, 1999.

  The Company's working capital increased to $92.7 million at May 31, 2000, from $80.1 million at February 29, 2000.

  On February 17, 2000, the Company entered into an agreement with a new primary lender and various participating lenders (the "Lenders") to obtain financing under a senior credit facility amounting to an aggregate of $130 million (the "New Credit Agreement"). The New Credit Agreement provides for
(a) a revolving line of credit of $130.0 million (the "New Revolver Facility"), and (b) a subfacility of the Revolver Facility providing for the issuance of letters of credit (the "LC Facility"), not to exceed $15 million (such amount to be calculated as part of, and not in addition to, the aggregate limit of the Credit Agreement). At May 31, 2000, $3.1 million was outstanding on the LC Facility.

  At May 31, 2000, the Company had borrowings of $78.1 million outstanding under the New Revolver Facility. These borrowings are due February 17, 2005. Interest is based on LIBOR plus 2.75% for specified loan amounts and the prime rate plus .75% for borrowings in excess of specified loan amounts. The effective borrowing rate at May 31, 2000 was 9.04%.

  At February 29, 2000, debt includes a $20.0 million subordinated debt agreement (the "Subdebt Facility") entered into on February 18, 2000, in connection with the $130.0 million New Credit Agreement. The Subdebt Facility bears interest of 12% per annum due quarterly. The 12% interest rate consists of 6% payable in cash and 6% added to principal ("Paid in Kind" interest). Principal plus Paid in Kind interest of $2.0 million is due at March 31, 2003 and 2004, respectively, and the remaining balance is due on March 31, 2005.

  In connection with the $20.0 million Subdebt Facility and effective February 18, 2000, the Company entered into future inventory purchase agreements with the owners of such Subdebt Facility. These agreements require the Company to purchase minimum percentages of its annual inventory demand for certain products over the next five years from specified suppliers. Failure to meet these minimum percentages would result in penalties and default on the associated $20.0 million Subdebt Facility. Minimum commitments under these purchase agreements for the next five fiscal years are: 2001-$20.1 million; 2002-$24.3 million; 2003-$25.7 million; 2004-$26.1 million; and 2005 and thereafter $27.2 million. For the year ended February 29, 2000, the Company purchased $200.2 million of inventory from these specified suppliers.

  The New Credit Agreement and the Subdebt Facility require compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a specified fixed charges coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamentals changes, dividends, and investments. At May 31, 2000, the Company complied with all covenants. The Company has granted a security interest to the Lenders for substantially all the assets of the Company, including the accounts receivable, inventory, and equipment, as collateral for the debt.

  On May 18, 2000, the Company entered into an amendment and waiver to the New Credit Agreement. In general, the amendment waived the Company's violation of the consolidated net worth covenant, modified the definition of consolidated net worth, and reduced the levels of consolidated net worth required for future periods. The covenant violation was primarily attributable to the establishment of a non-cash valuation allowance for deferred tax assets. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer likely and, accordingly, increased the valuation allowance to fully provide for such assets. Although the asset was fully reserved on the Company's balance sheet, the benefit remains available through a concomitant increase in the Company's tax loss carry forward provision. As such, the related reduction in net worth has no cash impact on the Company. In addition, the Subdebt Facility contains provisions whereby amendments to the New Credit Agreement are automatically incorporated into the Subdebt Facility.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  See Note 4 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     10.41ASecond Amendment to Loan and Security Agreement

     27.Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PAMECO CORPORATION
                                          (Registrant)

                                                  /s/ Robert J. Davis
                                          By: _________________________________
                                                     Robert J. Davis
                                                 Chief Financial Officer

July 14, 2000

                                 EXHIBIT INDEX

 Exhibit No. Exhibit
 ----------- -------

   10.41A    Second Amendment to Loan & Security Agreement

   27.       Financial Data Schedule (for SEC use only)