Form 10-Q
period 2000-08-31
PAMECO CORP
filed 2000-10-16
CIK 1036283

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

For the quarterly period ended August 31, 2000
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from                to

                       Commission File Number: 001-12837

                               ----------------

                              PAMECO CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                      51-0287654
     (State or other jurisdiction                         (I.R.S. employer
   of incorporation or organization)                    identification number)

                     1000 Center Place, Norcross, Ga 30093
                   (Address of principal executive offices)

                                (770)-798-0700
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

  Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 3,082,330 shares as of August 31, 2000.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

 PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets-August 31, 2000
                  and February 29, 2000                                3
                 Condensed Consolidated Statements of Operations-Three
                 Months ended August 31, 2000 and 1999                 4
                 Condensed Consolidated Statements of Operations-Six
                 Months ended August 31, 2000 and 1999
                 Consolidated Statements of Cash Flows-Six
                  Months ended August 31, 2000 and 1999                5
                 Notes to Condensed Consolidated Financial Statements  6
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8
 PART II. OTHER INFORMATION
         Item 1. Legal Proceedings                                     12
         Item 4. Submission of Matters to a Vote of Security Holders   12
         Item 5. Other Information                                     13
         Item 6. Exhibits and Reports on Form 8-K                      13
 SIGNATURES                                                            14

                               PAMECO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                        August 31, February 29,
                                                           2000        2000
                                                        ---------- ------------
Assets
Current assets:
 Cash and cash equivalents.............................  $    115    $    120
 Accounts receivable, less allowance of $4,364 at
  August 31, 2000 and $5,991 at February 29, 2000......    71,933      59,769
 Inventories, net......................................   116,622      96,619
 Prepaid expenses and other current assets.............     3,373       3,362
                                                         --------    --------
  Total current assets.................................   192,043     159,870
Property and equipment, net............................    13,391      15,046
Excess of cost over acquired net assets, net...........    41,948      43,221
Debt financing costs...................................     3,419       3,657
Other assets...........................................       729         735
                                                         --------    --------
  Total assets.........................................  $251,530    $222,529
                                                         ========    ========

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable......................................  $ 60,473    $ 58,116
 Accrued compensation and withholdings.................     5,543       5,201
 Other accrued liabilities and expenses................    14,746      16,355
 Current portion of capital lease obligations and other
  debt.................................................        50          50
                                                         --------    --------
  Total current liabilities............................    80,812      79,722
Long-term liabilities:
 Debt..................................................   105,954      80,392
 Warranty reserves and other...........................     4,660       4,785
                                                         --------    --------
  Total long-term liabilities..........................   110,614      85,177
Excess of acquired net assets over cost, net...........     2,614       3,245
Redeemable convertible preferred stock, $1.00 par
 value; 913 and 600 shares authorized as of August 31,
 2000 and February 29, 2000, respectively; 190 and 140
 issued and outstanding as of August 31, 2000 and
 February 29, 2000, respectively; aggregate liquidation
 preference of $47,493 and $35,000 as of August 31,
 2000 and February 29, 2000, respectively..............    36,783      23,324
Warrants to purchase redeemable convertible preferred
 stock.................................................    11,676      11,676
Shareholders' equity:
 Class A Common stock, $.01 par value-authorized 40,000
  shares; 3,082 and 1,986 shares issued and outstanding
  at August 31, 2000 and February 29, 2000,
  respectively.........................................        31          59
 Class B Common stock, $.01 par value-authorized 20,000
  shares; no shares issued or outstanding at August 31,
  2000; 1,091 shares issued and outstanding at February
  29, 2000.............................................         0          33
 Capital in excess of par value........................    41,439      41,351
 Deferred compensation cost............................         0        (299)
 Accumulated deficit...................................   (32,439)    (21,720)
                                                         --------    --------
  Total shareholders' equity...........................     9,031      19,385
                                                         --------    --------
  Total liabilities and shareholders' equity...........  $251,530    $222,529
                                                         ========    ========

           See notes to condensed consolidated financial statements.

                               PAMECO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                          Three Months      Six Months Ended
                                         Ended August 31        August 31
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Net sales.............................  $141,869  $207,724  $267,283  $366,841
Costs and expenses:
  Cost of products sold...............   108,521   163,740   205,204   285,655
  Warehousing, selling, and
   administrative expenses............    30,831    38,884    63,086    76,010
  Severance...........................       --        471       --        471
  Restructuring.......................       --      2,831       --      2,831
  Amortization of excess of cost over
   acquired net assets................       636       282     1,272       574
  Amortization of excess of acquired
   net assets over cost...............      (315)     (306)     (630)     (615)
                                        --------  --------  --------  --------
                                         139,673   205,902   268,932   364,926
                                        --------  --------  --------  --------
Operating earnings (loss).............     2,196     1,822    (1,649)    1,915
Other expenses:
  Interest expense, net...............    (2,847)   (1,792)   (5,083)   (3,571)
  Discount on sale of accounts
   receivable and other expenses......       (87)   (1,163)     (527)   (1,977)
                                        --------  --------  --------  --------
Loss before income taxes..............      (738)   (1,133)   (7,259)   (3,633)
Provision (benefit) for income taxes..       --       (546)      --     (1,613)
                                        --------  --------  --------  --------
Net loss..............................  $   (738) $   (587) $ (7,259) $ (2,020)
Preferred stock dividends and
 accretion of redeemable convertible
 preferred stock......................    (1,755)      --     (3,459)      --
                                        --------  --------  --------  --------
Net loss applicable to common
 shareholders.........................  $ (2,493) $   (587) $(10,718) $ (2,020)
                                        ========  ========  ========  ========
Basic loss per share..................  $  (0.24) $  (0.19) $  (2.36) $  (0.66)
                                        ========  ========  ========  ========
Basic loss applicable to common
 shareholders per share...............  $  (0.81) $  (0.19) $  (3.48) $  (0.66)
                                        ========  ========  ========  ========
Basic weighted average shares
 outstanding..........................     3,079     3,067     3,078     3,049
                                        ========  ========  ========  ========
Diluted loss per share................  $  (0.24) $  (0.19) $  (2.36) $  (0.66)
                                        ========  ========  ========  ========
Diluted loss applicable to common
 shareholders per share...............  $  (0.81) $  (0.19) $  (3.48) $  (0.66)
                                        ========  ========  ========  ========
Diluted weighted average shares
 outstanding..........................     3,079     3,067     3,078     3,049
                                        ========  ========  ========  ========

           See notes to condensed consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                                August 31
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities
Net loss .................................................. $ (7,259) $ (2,020)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
 Amortization of excess of cost over acquired net assets...    1,272       574
 Amortization of excess of acquired net assets over cost...     (630)     (615)
 Depreciation..............................................    1,964     1,688
 Amortization of Deferred Financing Costs..................      380       --
 Loss on sale of property and equipment....................      138        40
 Amortization of deferred compensation for vested
  restricted stock.........................................      299      (576)
 Changes in operating assets and liabilities net of assets
  acquired and liabilities assumed:
   Accounts receivable.....................................  (12,164)      451
   Inventories, prepaid expenses and other assets..........  (20,007)   31,844
   Accounts payable and accrued liabilities................      966   (10,436)
                                                            --------  --------
Net cash (used in) provided by operating activities........  (35,041)   20,950


Cash flows from investing activities
Purchases of property and equipment........................     (459)   (2,641)
Proceeds from sales of property and equipment..............       10        23
                                                            --------  --------
Net cash used in investing activities......................     (449)   (2,618)


Cash flows from financing activities
Borrowings on working capital facility.....................      --     (1,852)
Repayments on term debt....................................      --    (16,624)
Payments on capital lease obligations and other debt.......      --       (248)
Issuance of preferred stock................................   10,000       --
Net borrowings on new credit agreement.....................   25,562       --
Debt issue costs paid for new debt ........................     (142)      --
Proceeds from exercise of stock options and warrants.......      --        381
Contributions from 401(K) and Stock Purchase Plan..........       65       --
                                                            --------  --------
Net cash provided by (used in) financing activities........   35,485   (18,343)
                                                            --------  --------
Net decrease in cash and cash equivalents..................       (5)      (11)
Cash and cash equivalents at beginning of period...........      120       148
                                                            --------  --------
Cash and cash equivalents at end of period................. $    115  $    137
                                                            ========  ========

                See notes to consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                August 31, 2000

1. BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

  The balance sheet at February 29, 2000, included herein has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. INVENTORIES

  Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                       Three Months Ended   Six Months Ended
                                           August 31,          August 31,
                                       -------------------- ------------------
                                         2000       1999      2000      1999
                                       ---------  --------- --------  --------
Numerator:
  Net loss...........................       (738)     (587)   (7,259)   (2,020)
                                       =========  ========  ========  ========
  Net loss applicable to common
   shareholders......................  $  (2,493)     (587)   10,718    (2,020)
                                       =========  ========  ========  ========
Denominator:
Denominator for basic earnings (loss)
 per share-weighted average shares...      3,079     3,067     3,078     3,049
Effect of dilutive securities:
  Stock Options......................        --        --        --        --
                                       ---------  --------  --------  --------
Denominator for diluted earnings
 (loss) per share-adjusted weighted-
 average shares and assumed
 conversions.........................      3,079     3,067     3,078     3,049
                                       =========  ========  ========  ========
Basic loss per share.................  $   (0.24) $  (0.19) $  (2.36) $  (0.66)
                                       =========  ========  ========  ========
Basic loss applicable to common
 shareholders per share..............  $   (0.81) $  (0.19) $  (3.48) $  (0.66)
                                       =========  ========  ========  ========
Diluted loss per share...............  $   (0.24) $  (0.19) $  (2.36) $  (0.66)
                                       =========  ========  ========  ========
Diluted loss applicable to common
 shareholders per share..............  $   (0.81) $  (0.19) $  (3.48) $  (0.66)
                                       =========  ========  ========  ========

4. CONTINGENCIES

  From time to time, the Company is involved in claims and legal proceedings, which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

5. RESTRUCTURING

  During the years ended February 28, 1999 and February 29, 2000, the Company performed extensive review of its unprofitable branches. The Company determined that 56 branches should be closed based on either of the following criteria: (1) the branch location was already in a market sufficiently serviced by a Pameco branch or (2) the branch location was in an area with limited demand. From the period of September 1, 1999 to August 31, 2000, the Company closed 43 of these 56 branches. Since the Company had previously closed 11 branches identified in the restructuring quarter ended August 31, 1999, it has now closed 54 of the branches identified in the restructuring charges. By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

  In the connection with the closure and the consolidation of these 56 branches, the Company recorded $4.5 million of restructuring charges. The charges consisted of the following components: (1) lease and other facility expenses of $2.3 million; (2) the write off of $584,000 of fixed assets no longer in use; (3) severance payments of $187,000; and (4) an asset impairment charge of $1.4 million for the write-off of goodwill associated with certain branches to be closed.

                                              Reserve    Charged
                                    Cash/     Balance      to    Reserve Balance
Description                        Non-Cash May 31, 2000 Accrual August 31, 2000
-----------                        -------- ------------ ------- ---------------
Branches to be closed
 Leases...........................     Cash   $(1,304)     $28       $(1,276)
 Severance........................     Cash      (141)     --           (141)
 Fixed Asset write-off............ Non-Cash      (216)     --           (216)
 Utilities and Other..............     Cash      (221)       3          (218)
                                              -------      ---       -------
Total.............................            $(1,882)     $31       $(1,851)
                                              -------      ---       -------

  The majority of the cash expenditures related to branch closures, excluding lease commitments, were completed by February 2000. The Company will continue to pay on certain lease commitments through 2001.

6. SHARE CAPITAL

  On June 21, 2000, the shareholders approved a 3 to 1 reverse stock split. All amounts disclosed in these financial statements have been restated to give effect to the reverse stock split.

  On August 28, 2000, the Company authorized 312,500 shares of the new redeemable convertible Preferred Class B Stock. Respectively, 50,000 shares of Series B preferred stock were issued and outstanding at August 31, 2000. The new preferred stock has a par value of $1.00.

7. NEW YORK STOCK EXCHANGE COMPLIANCE

  For the quarter ended August 31, 2000, the New York Stock Exchange advised that the Company no longer meets the New York Stock Exchange's new advised standards. The new standards would require $50 million in stockholder's equity and $50 million in market capitalization, and total market capitalization of not less than $15 million. The Company has submitted a plan to the Listings and Compliance Committee of the Exchange in connection with discussions for achieving compliance with the new standards. The Company has issued redeemable convertible preferred stock totaling $47.5 million of which $2.5 million was issued on September 21, 2000, since the financial restructuring that occurred on February 29, 2000. These securities are not included in stockholders equity for the purpose of determining market capitalization under the revised listing standards.

8. FUNDING

  On August 28, 2000, the Company obtained additional funding from private investors in an aggregate of $10 million. The private investors agreed to invest an additional $2.5 million within 30 days, in exchange for shares of the Company's Class B preferred stock pursuant to the existing February 18, 2000 Securities Purchase Agreement. The preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $3.38 and will have the right to vote with the common stock on an as-converted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship of certain statement of income data to net revenue for the periods indicated.

                                     Three Months Ended     Six Months Ended
                                    --------------------- ---------------------
                                    August 31, August 31, August 31, August 31,
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Net sales..........................   100.0 %    100.0 %    100.0 %    100.0 %
 Cost of products sold.............    76.5       78.8       76.8       77.9
                                      -----      -----      -----      -----
Gross profit.......................    23.5       21.2       23.2       22.1
 Warehousing, selling, and
  administrative expenses..........    21.7       18.7       23.6       20.7
 Severance.........................     --         0.2        --         0.1
 Restructuring.....................     --         1.4        --         0.8
 Amortization of excess of cost
  over acquired net assets.........     0.4        0.1        0.5        0.2
 Amortization of excess of acquired
  net assets over cost.............    (0.2)      (0.1)      (0.2)      (0.2)
                                      -----      -----      -----      -----
Operating earnings.................     1.5        0.9       (0.6)       0.5

Other expense:
 Interest expense, net.............     2.0        0.9        1.9        1.0
 Other expense.....................     0.1        0.6        0.2        0.5
                                      -----      -----      -----      -----
Loss before income taxes...........    (0.5)      (0.5)      (2.7)      (1.0)
Benefit for income taxes...........     --        (0.1)       --        (0.0)
                                      -----      -----      -----      -----
Net loss...........................    (0.5)%     (0.4)%     (2.7)%     (1.0)%
                                      =====      =====      =====      =====

Results Of Operations

 Quarter Ended August 31, 2000 vs Quarter Ended August 31, 1999

  Net sales for the quarter ended August 31, 2000 decreased 32% to $141.8 million from $207.7 million for the same period in 1999. Second quarter same store daily sales decreased 25%. Net sales were adversely impacted by supply chain issues and mild weather in many of the company's marketing areas.

  Gross profit for the quarter ended August 31, 2000, decreased 24.3% to $33.3 million from $44.0 million for the same period in 1999. The gross profit percentage for the quarter ended August 31, 2000 increased to 23.5% from 21.2% for the same period in 1999.

  Warehousing, selling, and administrative expenses during the quarter decreased 20.6% to $30.8 million from $38.9 million for the same period in 1999. As a result of the aforementioned closure of branches, non-personnel related warehousing, selling, and administrative expenses were reduced by $8.0 million as compared to the same period in the prior year.

  Interest expense, net for the second quarter ended August 31, 2000 increased to $2.8 million from $1.8 million for the same period in 1999, primarily due to higher interest rates and higher outstanding balances. Approximately $64.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1999, because of the accounts receivable securitization borrowing (the "Securitization Program") was recorded as a sale of assets. The discount on the sale of accounts receivable of $1.1 million for the quarter ended August 31, 1999 was recorded as "Other Expense" on the statements of operations. The Securitization Program was terminated on February 29, 2000.

  On August 28, 2000, the Company obtained additional funding from private investors in an aggregate of $10 million. The private investors also agreed to invest an additional $2.5 million within 30 days, in exchange for shares of the Company's Class B preferred stock pursuant to the existing February 18, 2000 Securities Purchase Agreement. The preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $3.38 and will have the right to vote with the common stock on as-converted basis.

  During the quarter ending August 31, 2000, the New York Stock Exchange advised that the Company no longer meets the New York Stock Exchange's new advised standards. The new standards would require $50 million in shareholder's equity and $50 million in market capitalization, and total market capitalization of not less than $15 million. The Company has issued redeemable convertible preferred stock totaling $45 million since the financial restructuring that occurred on February 29, 2000. These securities are not included in stockholders' equity for the purpose of determining market capitalization under the revised listing standards.

  During the years ended February 28, 1999 and February 29, 2000, the Company performed extensive review of its unprofitable branches. The Company determined that 56 branches should be closed based on either of the following criteria: (1) the branch location was already in a market sufficiently serviced by a Pameco branch or (2) the branch location was in an era with limited demand. From the period of September 1, 1999 to August 31, 2000, the Company closed 43 of these 56 branches. Since the Company had previously closed 11 branches identified in the restructuring quarter ended August 31, 1999, it has now closed 54 of the branches identified in the restructuring charges. By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

  In the connection with the closure and the consolidation of these 56 branches, the Company recorded $4.5 million of restructuring charges. The charges consisted of the following components: (1) lease and other facility expenses of $2.3 million; (2) the write off of $584,000 of fixed assets no longer in use; (3) severance payments of $187,000; and (4) an asset impairment charge of $1.4 million for the write-off of goodwill associated with certain branches to be closed.

 Six Months Ended August 31, 2000 and August 31, 1999

  Net sales for the six months ended August 31, 2000, decreased 27.1% to $267.3 million from $366.8 million for the same period in 1999. Second quarter same store daily sales decreased 20.3%. Net sales and same store sales were negatively impacted by inadequate levels of inventory at the start of the quarter and the ongoing effects of the restructuring effort.

  Gross profit for the six months ended August 31, 2000 decreased 23.6% to $62.0 million from $81.2 million for the same period in 1999. The decline in gross profit is directly related to the decline in net sales explained above. The gross profit percentage for the six months ended August 31, 2000 increased to 23.2% from 22.1% for the same period in 1999.

  Warehousing, selling, and administrative expenses for the six months ended August 31, 2000 decreased 17.1% to $63.0 million from $76.0 million for the same period in 1999. As a result of the aforementioned closure of branches, non-personnel related warehousing, selling and administrative expenses were reduced by $8.0 million as compared to the same period in the prior year.

  Interest expense, net for the six months ended August 31, 2000 increased $1.5 million to $5.1 million from $3.6 million for the same period in 1999, primarily due to higher interest rates and higher balances. Approximately $64.5 million of accounts receivable and debt are not reflected on the Company's balance sheet at August 31, 1999, because of the accounts receivable securitization borrowing (the "Securitization Program") was recorded as a sale of assets. The discount on the sale of accounts receivable of $1.9 million for the six months ended August 31, 1999 was recorded as "Other Expense" on the statements of operations. The Securitization Program was terminated on February 29, 2000.

Liquidity and Capital Resources

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its Credit Facilities (as defined below). For the six months ended August 31, 2000, cash used in operating activities was $35.0 million as compared to $20.9 million provided by operating activities for the six months ended August 31, 1999. Additionally, process improvements implemented by the Company have resulted in the accounts receivable level remaining constant during a period of increased sales. Net cash used in investing activities was $448,000 for the six months ended August 31, 2000 as compared to $2.6 million for the six months ended August 31, 1999. Net cash provided by financing activities was $35.4 million for the six months ended August 31, 2000, while such activities used $18.3 million in the six months ended August 31, 1999.

  The Company's working capital increased to $111.2 million at August 31, 2000 from $80.1 million at February 29, 2000.

  The Company's capital expenditures, excluding acquisitions, for the six months ended August 31, 1999, were $0.5 million as compared to $2.6 million for the previous year. Such capital expenditures were primarily for branch and distribution center leasehold improvements, equipment, computer equipment and supply chain software.

  On February 17, 2000, the Company entered into an agreement with a new primary lender and various participating lenders (the "Lenders") to obtain financing under a senior credit facility amounting to an aggregate of $130 million (the "New Credit Agreement"). The New Credit Agreement provides for
(a) a revolving line of credit of 130.0 million (the "New Revolver Facility"), and (b) a subfacility of the Revolver Facility providing for the issuance of letters of credit (the "LC Facility"), not to exceed $15 million (such amount to be calculated as part of, and not in additions to, the aggregate limit of the Credit Agreement).

  At August 31, 2000, the Company had borrowings of $84.5 million outstanding under the New Revolver Facility. These borrowings are due February 17, 2005. Interest is based on LIBOR plus 2.75% for specified loan amounts and the prime rate plus .75% for borrowings in excess of specified loan amounts. The effective borrowing rate at August 31, 2000 was 9.87%.

  At August 31, 2000, debt includes $20.0 million subordinated debt agreement (the "Subdebt Facility") entered into on February 18, 2000, in connection with the $130.0 million New Credit Agreement. (The Subdebt Facility bears ("Paid in Kind" interest)). Principal plus Paid in Kind interest of $2.0 million is due at March 31, 2003 and 2004, respectively, and the remaining balance is due on March 31, 2005.

  In connection with the $20.0 million Subdebt Facility and effective February 18, 2000, the Company entered into future inventory purchase agreements with the owners of such Subdebt Facility. These agreements require the Company to purchase minimum percentages of its annual inventory demand for certain products over the next five years from specified suppliers. Failure to meet these minimum percentages would result in penalties and default on the associated $20.0 million Subdebt Facility. Minimum commitments under these purchase agreements for the next five fiscal years are estimated to be: 2001-
20.1 million; 2003-$2.7 million; 2004-$26.1 million; and 2005 and thereafter $27.2 million. For the year ended February 29, 2000, the Company purchased $200.2 million of inventory from these specified suppliers.

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

  On May 18, 2000, the Company entered into an amendment and waiver to the New Credit Agreement. In general, the amendment waived the Company's violation of the consolidated net worth covenant, modified the definition of consolidated net worth, and reduced the levels of consolidated net worth required for future periods. The covenant violation was primarily attributable to the establishment of a non-cash valuation allowance for deferred tax assets. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer likely and, accordingly, increased the valuation allowance to fully provide for such assets. Although the asset was fully reserved on the Company's balance sheet, the benefit remains available through an increase in the Company's tax loss carry forward provision. As such, the related reduction in the net worth has no cash impact on the Company. In addition, the Subdebt Facility contains provisions whereby amendments to the New Credit Agreement are automatically incorporated into the Subdebt Facility.

  On August 28, 2000, the Company entered into a fourth amendment to the New Credit Agreement. In general, the amendment reduces the revolving line of credit limit to $117.5 million and further modified certain debt covenant levels.

  On August 28, 2000, the Company obtained additional funding from private investors in an aggregate of $10 million. The private investors agreed to invest an additional $2.5 million within 30 days, in exchange for shares of a new series of the Company's preferred stock pursuant to the existing February 18, 2000 Securities Purchase Agreement. The preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $3.38 and will have the right to vote with the common stock on an as-converted basis.

Seasonality

  The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  The foregoing Section contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including the following: consumer spending trends, weather conditions, increased competition, and general economic conditions.

                                    PART II.

                               OTHER INFORMATION

Item 1. Legal Proceedings

  See Note 5 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company held its annual meeting on July 21, 2000

  a. The following individuals were elected to the Company's Board of Directors.

                                                                 For    Withhold
                                                              --------- --------
   Class A
   W. Michael Clevy.......................................... 6,129,694 816,708
   Earl Dolive............................................... 6,133,248 813,154
   Class B
   James R. Balkom, Jr....................................... 1,778,478     --
   Edmund J. Feeley.......................................... 1,778,478     --
   Michael Ira Klein......................................... 1,778,478     --
   Angus C. Littlejohn, Jr................................... 1,778,478     --
   Dixon R. Walker........................................... 1,778,478     --
   Harry F. Weyher III....................................... 1,778,478     --
   Willem F.P. de Vogel...................................... 1,778,478     --

  b. The shareholders approved the convertibility features and voting rights of the Series A Preferred Stock issued by the Company, and shares of additional preferred stock that may be issued by the Company in the future, pursuant to the terms of the Company's February 2000 recapitalization.

      Voting For 22,663,268   Voting Against 665,005   Abstaining 185,530

  c. The shareholders approved and adopted an Agreement and Plan of Merger for the reincorporation of the Company in the State of Delaware.

      Voting For 22,674,410   Voting Against 838,244   Abstaining 1,149

  d. The shareholders approved and adopted the Certificate of Incorporation of the Delaware corporation that survives the reincorporation of the Company in Delaware eliminating the Company's Class B Common Stock and decreasing the Company's authorized Class A Common Stock from 40,000,000 to 20,000,000 shares.

      Voting For 22,517,025   Voting Against 834,559   Abstaining 162,219

  e. The shareholders approved the 1-for-3 reverse stock split of the Company's outstanding common stock to be effected pursuant to the Agreement and Plan of Merger involving the reincorporation of the Company in the State of Delaware.

      Voting For 22,655,333   Voting Against 857,405   Abstaining 1,065

  f. The shareholders ratified and approved the director and officer indemnification agreements.

      Voting For 24,655,249   Voting Against 66,962    Abstaining 8,971

  g. The shareholders approved an amendment to the Company's 1999 Stock Award Plan to increase the number of shares reserved for issuance upon exercise of options granted under it and to increase the number of shares that may be subject to options granted under it to a single individual in a single year.

      Voting For 21,952,237    Voting Against 1,179,233 Abstaining 382,333


Item 5. Other Information

  For the quarter ending August 31, 2000, the New York Stock Exchange advised that Company no longer meets the New York Stock Exchange's new advised standards. The new standards would require $50 million in stockholder's equity and $50 million in market capitalization, and total market capitalization of not less than $1.5 million. The Company has submitted a plan to the Listings and Compliance Committee of the Exchange in connection with discussions for achieving compliance with the new standards. The Company has issued convertible preferred stock totaling $47.5 million since the financial restructuring that occurred on February 29, 2000. These securities are not included in stockholders equity for the purpose of determining market capitalization under the revised listing standards.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  27. Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

  1. On July 22, 2000, the Company filed a Form 8-K with the Commission to announce the filing of the reincorporation of the Company in the State of Delaware.

  2. On August 28, 2000, the Company filed a Form 8-K with the Commission to announce additional investments in the Company by Littlejohn Fund II, L.P. and Quilvest American Equity Ltd.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMECO CORPORATION
                                        ________________________________________
                                        (Registrant)

                                        By: /s/ Robert J. Davis
                                            ___________________________________
                                            Robert J. Davis
                                            Chief Financial Officer

October 15, 2000                        (Mr. Davis has been duly authorized
                                        to sign on behalf of the registrant)

                                 Exhibit Index

 Exhibit No. Exhibit
 ----------- -------
   27.       Financial Data Schedule (for SEC use only)