Form 10-Q
period 2000-11-30
PAMECO CORP
filed 2001-01-16
CIK 1036283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended November 30, 2000

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

                              651 Corporate Circle
                                   Suite 200A
                               Golden, Co. 80401
                    (Address of principal executive offices)

                                 (303) 568-1200
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class A Common Stock, $.01 par value, 3,091,111 shares as of January 5, 2001.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

PART I.FINANCIAL INFORMATION
    Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets-November 30, 2000 and
         February 29, 2000................................................    3
        Condensed Consolidated Statements of Operations-Three Months ended
         November 30, 2000 and 1999.......................................    4
        Condensed Consolidated Statements of Operations-Nine Months ended
         November 30, 2000 and 1999.......................................    4
        Consolidated Statements of Cash Flows-Nine Months ended
         November 30, 2000 and 1999.......................................    5
        Notes to Condensed Consolidated Financial Statements..............    6
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    9

PART II. OTHER INFORMATION
    Item 1. Legal Proceedings.............................................   13
    Item 6. Exhibits and Reports on Form 8-K..............................   13

SIGNATURES................................................................   14

                               PAMECO CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       November 30, February 29,
                                                           2000         2000
                                                       ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................    $    111     $    120
 Accounts receivable, less allowance of $4,289 at
  November 30, 2000 and $5,991 at February 29, 2000..      51,257       59,769
 Inventories, net....................................      96,712       96,619
 Prepaid expenses and other current assets...........       2,092        3,362
                                                         --------     --------
  Total current assets...............................     150,172      159,870
Property and equipment, net..........................      12,576       15,046
Excess of cost over acquired net assets, net.........      41,313       43,221
Debt financing costs.................................       3,229        3,657
Other assets.........................................         985          735
                                                         --------     --------
  Total assets.......................................    $208,275     $222,529
                                                         ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................    $ 40,259     $ 58,116
 Accrued compensation and withholdings...............       5,910        5,201
 Other accrued liabilities and expenses..............      15,422       16,355
 Current portion of capital lease obligations and
  other debt.........................................          50           50
                                                         --------     --------
  Total current liabilities..........................      61,641       79,722
Long-term liabilities:
 Debt................................................      94,773       80,392
 Warranty reserves, etc..............................       4,542        4,785
                                                         --------     --------
  Total long-term liabilities........................      99,315       85,177
Excess of acquired net assets over cost, net.........       2,299        3,245
Redeemable convertible preferred stock, $1.00 par
 value; 600 shares authorized and 140 issued and
 outstanding as of February 29, 2000, with an
 aggregate liquidation preference of $35,000 as of
 February 29, 2000...................................         --        23,324
Warrants to purchase redeemable convertible preferred
 stock...............................................         --        11,676
Shareholders' equity:
Convertible preferred stock, $1.00 par value; 913
 shares authorized and 203 issued and outstanding as
 of November 30, 2000................................      40,413          --
Warrants to purchase convertible preferred stock.....      11,676          --
 Class A Common stock, $.01 par value-authorized
  40,000 shares; 3,091 and 1,986 shares issued and
  outstanding at November 30, 2000 and February 29,
  2000, respectively.................................          31           59
 Class B Common stock, $.01 par value-authorized
  20,000 shares; no shares issued or outstanding at
  November 30, 2000; 1,091 shares issued and
  outstanding at February 29, 2000...................         --            33
 Capital in excess of par value......................      41,438       41,312
 Deferred compensation cost..........................         --          (299)
 Accumulated deficit.................................     (48,538)     (21,720)
                                                         --------     --------
  Total shareholders' equity.........................      45,020       19,385
                                                         --------     --------
  Total liabilities and shareholders' equity.........    $208,275     $222,529
                                                         ========     ========

           See notes to condensed consolidated financial statements.

                               PAMECO CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                         Three Months
                                             Ended         Nine Months Ended
                                         November 30,        November 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
Net sales............................. $ 97,390  $135,991  $364,672  $502,832
Costs and expenses:
 Cost of products sold................   74,050   103,163   279,254   388,818
 Warehousing, selling, and
  administrative expenses.............   30,718    37,382    93,928   113,392
 Severance............................      --         35       --        633
 Branch restructuring.................     (959)      881      (959)    3,585
 Amortization of excess of cost over
  acquired net assets.................      636       281     1,908       855
 Amortization of excess of acquired
  net assets over cost................     (315)     (303)     (946)     (918)
 Distribution center closure..........    5,309       --      5,309       --
                                       --------  --------  --------  --------
                                        109,439   141,439   378,494   506,365
                                       --------  --------  --------  --------
Operating loss........................  (12,049)   (5,448)  (13,822)   (3,533)

Other expenses:
 Interest expense, net................   (2,656)   (1,861)   (7,739)   (5,431)
 Discount on sale of accounts
  receivable and other expenses.......     (265)     (962)     (668)   (2,904)
                                       --------  --------  --------  --------

Loss before income taxes..............  (14,970)   (8,271)  (22,229)  (11,904)
Benefit for income taxes..............      --     (3,129)      --     (4,742)
                                       --------  --------  --------  --------
Net loss..............................  (14,970)   (5,142)  (22,229)   (7,162)
Preferred stock dividends and
 accretion of redeemable convertible
 preferred stock......................   (1,130)      --     (4,589)      --
                                       --------  --------  --------  --------
Net loss applicable to common
 shareholders......................... $(16,100) $ (5,142) $(26,818) $ (7,162)
                                       ========  ========  ========  ========
Basic loss per share.................. $  (4.85) $  (1.67) $  (7.21) $  (2.34)
                                       ========  ========  ========  ========
Basic loss applicable to common
 shareholders per share............... $  (5.21) $  (1.67) $  (8.70) $  (2.34)
                                       ========  ========  ========  ========
Basic weighted average shares
 outstanding..........................    3,089     3,072     3,082     3,057
                                       ========  ========  ========  ========
Diluted loss per share................ $  (4.85) $  (1.67) $  (7.21) $  (2.34)
                                       ========  ========  ========  ========
Diluted loss applicable to common
 shareholders per share............... $  (5.21) $  (1.67) $  (8.70) $  (2.34)
                                       ========  ========  ========  ========
Diluted weighted average shares
 outstanding..........................    3,089     3,072     3,082     3,057
                                       ========  ========  ========  ========


   Weighted average shares outstanding and basic and diluted loss per share amounts for the three months and nine months ended November 30, 2000 have been restated to effect the one-for-three reverse stock split effective on June 21, 2000.


             See notes to condensed consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Nine Months Ended
                                                              November 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities
Net loss .................................................. $(22,229) $ (7,162)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
 Amortization of excess of cost over acquired net assets...    1,908       855
 Amortization of excess of acquired net assets over cost...     (946)     (918)
 Depreciation..............................................    2,941     2,741
 Amortization of debt financing costs......................      570       --
 Loss on sale of property and equipment....................      202        52
 Changes in operating assets and liabilities net of assets
  acquired and liabilities assumed:
  Accounts receivable......................................    8,811     2,143
  Inventories, prepaid expenses and other assets...........      927    43,158
  Accounts payable, accrued liabilities, and warranty
   reserves................................................  (18,324)  (11,774)
                                                            --------  --------
Net cash (used in) provided by operating activities........  (26,140)   29,095

Cash flows from investing activities
Purchases of property and equipment........................     (693)   (3,409)
Proceeds from sales of property and equipment..............       20        23
                                                            --------  --------
Net cash used in investing activities......................     (673)   (3,386)

Cash flows from financing activities
Borrowings on working capital facility.....................      --      3,724
Repayments on term debt....................................      --    (29,756)
Payments on capital lease obligations and other debt.......      --       (248)
Issuance of preferred stock................................   12,500       --
Net borrowings on new credit agreement.....................   14,381       --
Debt issue costs paid for new debt.........................     (142)      --
Proceeds from exercise of stock options and contributions
 from stock purchase plan..................................       65       551
                                                            --------  --------
Net cash provided by (used in) financing activities........   26,804   (25,729)
                                                            --------  --------
Net decrease in cash and cash equivalents..................       (9)      (20)
Cash and cash equivalents at beginning of period...........      120       148
                                                            --------  --------
Cash and cash equivalents at end of period................. $    111  $    128
                                                            ========  ========


                  See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               November 30, 2000

1. BASIS OF PRESENTATION

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. The sale of products by Pameco Corporation (the "Company" or "Pameco") is seasonal, with sales generally increasing during the warmer months beginning in April and peaking in the months of June, July, and August. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. INVENTORIES

   Inventories consist of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

3. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                      Three Months Ended   Nine Months Ended
                                         November 30,         November 30,
                                      -------------------- -------------------
                                        2000       1999      2000       1999
                                      ---------  --------- ---------  --------
Numerator:
 Net loss............................ $ (14,970) $ (5,142) $ (22,229) $ (7,162)
                                      =========  ========  =========  ========
 Net loss applicable to common
  shareholders....................... $ (16,100) $ (5,142) $ (26,818) $ (7,162)
                                      =========  ========  =========  ========
Denominator:
 Denominator for basic loss per
  share-weighted average shares......     3,089     3,072      3,082     3,072
Effect of dilutive securities:
 Stock options.......................       --        --         --        --
                                      ---------  --------  ---------  --------
Denominator for diluted loss per
 share-adjusted weighted-average
 shares and assumed conversions......     3,089     3,072      3,082     3,057
                                      =========  ========  =========  ========
Basic loss per share................. $   (4.85) $  (1.67) $   (7.21) $  (2.34)
                                      =========  ========  =========  ========
Basic loss applicable to common
 shareholders per share.............. $   (5.21) $  (1.67) $   (8.70) $  (2.34)
                                      =========  ========  =========  ========
Diluted loss per share............... $   (4.85) $  (1.67) $   (7.21) $  (2.34)
                                      =========  ========  =========  ========
Diluted loss applicable to common
 shareholders per share.............. $   (5.21) $  (1.67) $   (8.70) $  (2.34)
                                      =========  ========  =========  ========

   Weighted average shares outstanding and basic and diluted loss per share amounts for the three months and nine months ended November 30, 2000 have been restated to effect the one-for-three reverse stock split effective on June 21, 2000.

4. CONTINGENCIES

   From time to time, the Company is involved in claims and legal proceedings, which arise in the ordinary course of its business. The Company intends to defend vigorously all such claims and does not believe any such matters would have a material adverse effect on the Company's results of operations or financial condition.

5. BRANCH RESTRUCTURING

   Throughout the years ended February 28, 1999 and February 29, 2000, the Company performed extensive reviews of its unprofitable branches. The Company determined that 55 branches should be closed based on either of the following criteria: (1) the branch location was already in a market sufficiently serviced by a Pameco branch or (2) the branch location was in an area with limited demand. As of November 30, 2000, the Company has closed 53 of these 55 branches. By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

   In the connection with the closure and the consolidation of these 55 branches, the Company recorded $4.5 million of restructuring charges. The charges consisted of the following components: (1) lease and other facility expenses of $2.3 million; (2) the write off of $584,000 of fixed assets no longer in use; (3) severance payments of $187,000; and (4) an asset impairment charge of $1.4 million for the write-off of goodwill associated with certain branches to be closed.

   During the three-month period ended November 30, 2000, the Company reversed reserves of $959,000 representing favorable results of lease termination negotiations. The reserve balance at November 30, 2000 was approximately $846,000. The Company will continue to pay on certain lease commitments through 2003.

6. DISTRIBUTION CENTER CLOSURE

   During the second quarter of the current fiscal year the Company began an extensive analysis of the distribution infrastructure of the Company. The Company determined that the existing centralized distribution structure was inadequate to serve the branch network efficiently and began testing alternate approaches. Starting in the third quarter, the Company began transitioning to a decentralized operating structure consisting of 32 districts with each district relying on direct vendor supply. In the third quarter the Company concluded that the decentralized structure was viable and ceased operations at the Company's eight distribution centers. As of November 30, 2000, the Company has terminated one of the facility leases, and the Company is actively pursuing sublease opportunities and lease terminations on the remaining seven facilities.

   In connection with the closure of these eight distribution centers, the Company recorded a charge of $5.3 million. The charge consists of the following items: (1) lease and other facility expenses of $3.4 million; (2) the write off of $885,000 of fixed assets no longer in use; and (3) $1.0 million of other items, primarily related to the termination of logistic service contracts. Payments on lease and facility expenses through November 30, 2000 have not been significant.

7. SHARE CAPITAL

   On June 21, 2000, the shareholders approved a one-for-three reverse stock split. All amounts disclosed in these financial statements have been restated to give effect to the reverse stock split.

   On August 28, 2000, the Company authorized 312,500 shares of redeemable Series B convertible preferred stock. The Company issued 50,000 shares of Series B preferred stock on August 28, 2000 and 12,500 shares of Series B preferred stock on September 21, 2000.

   On October 17, 2000, the holders of the outstanding Series A and Series B preferred shares agreed to waive certain redemption rights with respect to the Series A and Series B preferred shares. As a result of such waiver, the Company reclassified the value of the preferred stock investment from mezzanine equity to shareholders' equity. Additionally, it is no longer necessary that the value of such shares be accreted each month to an ultimate redemption value.

8. SUBSEQUENT EVENTS

   On December 2, 2000, the Company entered into a fifth amendment to the New Credit Agreement. In general, the amendment modified certain debt covenant levels.

   On December 2, 2000, the Company authorized 312,500 shares of convertible Series C preferred stock with a par value of $1.00 per share. Also on December 2, 2000, 62,500 shares of the Series C preferred stock were issued in exchange for $12.5 million.

   On December 6, 2000, the Company received notice that the New York Stock Exchange ("NYSE") had determined that the Company's common stock should be delisted from the NYSE. The NYSE's action was taken in view of the fact that the Company is below the NYSE's continued listing criteria relating to total global market capitalization less than $50 million, total stockholders' equity of less than $50 million and average global market capitalization over a consecutive 30 day trading period of less than $15 million. In addition, the plan for return to conformity with continued listing standards was not acceptable to the Listings and Compliance Committee of the NYSE. On December 28, 2000, the Company was delisted from the NYSE, and trading of the Company's common stock began on the NASDAQ Over the Counter Bulletin Board under the symbol PAMC.

   On January 15, 2001, the Company received an offer from Littlejohn Fund II, L.P. and Quilvest American Equity Ltd. to acquire all of the outstanding shares of common stock of the Company for $0.40 per common share, payable in cash. Filed herewith as an exhibit to this Quarterly Report on Form 10-Q is the press release of the Company announcing receipt of this offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship of certain statement of income data to net revenue for the periods indicated.

                               Three Months Ended         Nine Months Ended
                            ------------------------- -------------------------
                            November 30, November 30, November 30, November 30,
                                2000         1999         2000         1999
                            ------------ ------------ ------------ ------------
Net sales..................    100.0 %      100.0 %      100.0 %      100.0 %
 Cost of products sold.....     76.0         75.9         76.6         77.3
                               -----        -----        -----        -----
Gross profit...............     24.0         24.1         23.4         22.7
 Warehousing, selling, and
  administrative expenses..     31.5         27.5         25.8         22.6
 Severance.................      --           --           --           0.1
 Branch restructuring......     (1.0)          .6          (.3)         0.7
 Amortization of excess of
  cost over acquired net
  assets...................      0.7           .2          0.5          0.2
 Amortization of excess of
  acquired net assets over
  cost.....................     (0.3)        (0.2)        (0.3)        (0.2)
 Distribution center
  closure..................      5.5          --           1.5          --
                               -----        -----        -----        -----
Operating loss.............    (12.4)        (4.0)        (3.8)        (0.7)
Other expense:
 Interest expense, net.....      2.7          1.4          2.1          1.1
 Other expense.............      0.3          0.7          0.2          0.6
                               -----        -----        -----        -----
Loss before income taxes...    (15.4)        (6.1)        (6.1)        (2.4)
Benefit for income taxes...      --          (2.3)         --          (0.9)
                               -----        -----        -----        -----
Net loss...................    (15.4)%       (3.8)%       (6.1)%       (1.5)%
                               =====        =====        =====        =====

Results Of Operations

 Quarter Ended November 30, 2000 vs Quarter Ended November 30, 1999

   Net sales for the quarter ended November 30, 2000 decreased 28% to $97.4 million from $136.0 million for the same period in 1999. Second quarter same store daily sales decreased 23.1%. Net sales were adversely impacted by supply chain issues and a general slow down in the industry.

   Gross profit for the quarter ended November 30, 2000, decreased 28.9% to $23.3 million from $32.8 million for the same period in 1999. The gross profit percentage for the quarter ended November 30, 2000 stayed essentially the same, decreasing to 24.0% from 24.1% for the same period in 1999.

   Warehousing, selling, and administrative expenses during the quarter decreased 17.8% to $30.7 million from $37.3 million for the same period in 1999. As a result of the decline in sales, and the closure of branches, non-personnel related warehousing, selling, and administrative expenses were reduced by $6.6 million as compared to the same period in the prior year.

   Interest expense, net, for the third quarter ended November 30, 2000 increased to $2.7 million from $1.9 million for the same period in 1999, primarily due to higher interest rates and higher outstanding balances. During the year ended February 29, 2000, the Company used an accounts receivable securitization program, and the discount on the sale of accounts receivable of $559,000 for the quarter ended November 30, 1999 was recorded as "Other Expense" on the statements of operations. This program was terminated on February 29, 2000.

 Nine Months Ended November 30, 2000 and November 30, 1999

   Net sales for the nine months ended November 30, 2000, decreased 27.5% to $364.7 million from $502.8 million for the same period in 1999. Same store daily sales through nine months decreased 20.6%. Net sales and same store sales were negatively impacted by inadequate levels of inventory at the start of the year, the ongoing effects of the restructuring effort, along with a general slow down in the industry in the third quarter ended November 30, 2000.

   Gross profit for the nine months ended November 30, 2000 decreased 25.1% to $85.4 million from $114.0 million for the same period in 1999. The decline in gross profit is directly related to the decline in net sales explained above. The gross profit percentage for the nine months ended November 30, 2000 increased to 23.4% from 22.7% for the same period in 1999.

   Warehousing, selling, and administrative expenses for the nine months ended November 30, 2000 decreased 17.2% to $93.9 million from $113.4 million for the same period in 1999. As a result of the decline in sales, and the closure of branches, non-personnel related warehousing, selling, and administrative expenses were reduced by $19.5 million as compared to the same period in the prior year.

   Interest expense, net, for the nine months ended November 30, 2000 increased $2.3 million to $7.7 million from $5.4 million for the same period in 1999, primarily due to higher interest rates and higher balances. The discount on the sale of accounts receivable for the securitization program of $2.4 million for the nine months ended November 30, 1999 was recorded as "Other Expense" on the statements of operations.

Liquidity and Capital Resources

   The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its credit facilities (as defined below).

   The Company's working capital increased to $87.6 million at November 30, 2000 from $80.1 million at February 29, 2000.

   The Company's capital expenditures, excluding acquisitions, for the nine months ended November 30, 2000, were $693,000 as compared to $3.4 million for the previous year. Such capital expenditures were primarily for branch and leasehold improvements, and computer equipment and software.

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

   At November 30, 2000, the Company had borrowings of $73.6 million outstanding under the New Revolver Facility. These borrowings are due February 17, 2005. Interest is based on LIBOR plus 3.25% for specified loan amounts and the prime rate plus 1.25% for borrowings in excess of specified loan amounts. The effective borrowing rate at November 30, 2000 was 10.0%.

   At November 30, 2000, debt includes $20.9 million outstanding under a subordinated debt agreement (the "Subdebt Facility") entered into on February 18, 2000 in connection with the $130.0 million New Credit Agreement. The Subdebt Facility bears interest of 12% per annum due quarterly. The 12% interest consists of 6% payable in cash and 6% added to principal ("paid in kind" interest). Principal plus paid in kind interest of $2.0 million is due at March 31, 2003 and 2004, respectively, and the remaining balance is due on March 31, 2005.

   In connection with the Subdebt Facility and effective February 18, 2000, the Company entered into future inventory purchase agreements with the owners of such Subdebt Facility. These agreements require the Company to purchase minimum percentages of its annual inventory demand for certain products over the next five years from specified suppliers. Failure to meet these minimum percentages would result in penalties and default on the associated $20.0 million Subdebt Facility. Minimum commitments under these purchase agreements for the next five fiscal years are estimated to be: 2001-$20.1 million; 2002-$24.3 million; 2003-$25.7 million; 2004-$26.1 million; and 2005 and thereafter $27.2 million. For the year ended February 29, 2000, the Company purchased $200.2 million of inventory from these specified suppliers.

   The New Credit Agreement and the Subdebt Facility require compliance with specific levels of net worth, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and a specified fixed charges coverage ratio. The negative covenants include various limitations on indebtedness, liens, fundamental changes, dividends, and investments. At November 30, 2000, the Company complied with all covenants. The Company has granted a security interest to the Lenders for substantially all the assets of the Company, including the accounts receivable, inventory, and equipment, as collateral for the debt.

   On May 18, 2000, the Company entered into an amendment and waiver to the New Credit Agreement. In general, the amendment waived the Company's violation of the consolidated net worth covenant as of February 29, 2000, modified the definition of consolidated net worth, and reduced the levels of consolidated net worth required for future periods. The covenant violation was primarily attributable to the establishment of a non-cash valuation allowance for deferred tax assets. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of fiscal 2000, management concluded that realization of its net deferred tax assets was no longer likely and, accordingly, increased the valuation allowance to fully provide for such assets. Although the asset was fully reserved on the Company's balance sheet, the benefit remains available through an increase in the Company's tax loss carry forward provision. As such, the related reduction in the net worth has no cash impact on the Company. In addition, the Subdebt Facility contains provisions whereby amendments to the New Credit Agreement are automatically incorporated into the Subdebt Facility.

   On August 28, 2000, the Company entered into another amendment to the New Credit Agreement. In general, the amendment reduces the revolving line of credit limit to $117.5 million and further modified certain debt covenant levels.

   On August 28, 2000 and September 21, 2000, the Company obtained additional funding from private investors of $10 million and $2.5 million, respectively, in exchange for shares of Series B preferred stock pursuant to the existing February 18, 2000 Securities Purchase Agreement. The preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $3.38 and will have the right to vote with the common stock on an as-converted basis.

   Management believes that the Company has adequate resources and liquidity to meet its borrowing obligations, fund all required capital expenditures, and pursue its business strategy for existing operations through the end of fiscal 2001. However, the Company will require additional funding in order to pursue significant acquisition opportunities. Future acquisitions may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, or a combination of the foregoing. Such financing may require the consent of the Company's existing lenders.

Subsequent Events

   On December 2, 2000, the Company entered into a fifth amendment to the New Credit Agreement. In general, the amendment modified certain debt covenant levels.

   On December 2, 2000, the Company obtained additional funding from private investors of $12.5 million in exchange for 62,500 shares of a new Series C preferred stock pursuant to the existing February 18, 2000

Securities Purchase Agreement. The Series C preferred stock is convertible into shares of the Company's common stock at a conversion price per share of $1.65 and will have the right to vote with the common stock on an as-converted basis.

   On December 6, 2000, the Company received notice that the New York Stock Exchange ("NYSE") had determined that the Company's common stock should be delisted from the NYSE. The NYSE's action was taken in view of the fact that the Company is below the NYSE's continued listing criteria relating to total global market capitalization less than $50 million, total stockholder's equity of less than $50 million and average global market capitalization over a consecutive 30 day trading period of less than $15 million. In addition, the plan for return to conformity with continued listing standards was not acceptable to the Listings and Compliance Committee of the NYSE. On December 28, 2000, the Company was delisted from the NYSE, and trading of the Company's common stock began on the NASDAQ Over the Counter Bulletin Board under the symbol PAMC.

   On January 15, 2001, the Company received an offer from Littlejohn Fund II, L.P. and Quilvest American Equity Ltd. to acquire all of the outstanding shares of common stock of the Company for $0.40 per common share, payable in cash. Filed herewith as an exhibit to this Quarterly Report on Form 10-Q is the press release of the Company announcing receipt of this offer.

Seasonality

   The sale of products by the Company is seasonal. Sales generally increase during the warmer months beginning in April and peak in the months of June, July, and August.

Other

   The Company is in the process of assessing certain operations and strategic plans. This assessment may result in changes in the Company's forecasts of future operating results and the recoverability of the excess of cost over acquired net assets. The Company plans to complete this assessment in the fourth quarter of fiscal 2001. It is possible that additional non-cash charges against operations could result.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those included in the forward-looking statements, including the following: consumer spending trends, weather conditions, increased competition, and general economic conditions.

                                    PART II.

                               OTHER INFORMATION

Item 1. Legal Proceedings

   See Note 4 to the Condensed Consolidated Financial Statements (Unaudited) contained in Part I of this Report.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

  99 -- Press release announcing the receipt on January 15, 2001 of an offer to purchase common stock of the Company

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

January 16, 2001

                                          (Mr. Davis has been duly authorized
                                          to sign on behalf of the registrant)