Form 10-K/A
period 2000-02-29
PAMECO CORP
filed 2001-03-16
CIK 1036283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

          Title of each class           Name of exchange on which registered
         Class A Common Stock                  New York Stock Exchange

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               PAMECO CORPORATION

                                     INDEX

 Part I
  Item 1.  Business......................................................     3
  Item 2.  Properties....................................................     5
  Item 3.  Legal Proceedings.............................................     5
  Item 4.  Submission of Matters to a Vote of Security Holders...........     5


 Part II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters.......................................................     5
  Item 6.  Selected Financial Data.......................................     7
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     7
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    13
  Item 8.  Consolidated Financial Statements and Supplementary Data......    14
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    38


 Part III
  Item 10. Directors and Executive Officers of the Registrant............    38
  Item 11. Executive Compensation........................................    38
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    38
  Item 13. Certain Relationships and Related Transactions................    38


 Part IV
  Item 14. Exhibits and Financial Statement Schedules and Reports on Form
           8-K...........................................................    38


 Signatures...............................................................   40

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

Item 6. Selected Financial Data

                                                    Year Ended
                         ----------------------------------------------------------------
                         February 29, February 28, February 28, February 28, February 29,
                           2000(a)      1999(b)      1998(c)      1997(d)        1996
                         ------------ ------------ ------------ ------------ ------------
                           Restated     Restated
Results of Operations
Net sales...............   $603,711     $625,042     $484,010     $378,658     $334,537
Net (loss) income
 applicable to common
 shareholders...........   $(55,647)    $  1,855     $  8,846     $ 10,732     $  5,494

Per Share Data
Basic (loss) earnings
 per share..............   $  (6.06)    $   0.21     $   1.14     $   1.82     $   0.88
Diluted (loss) earnings
 per share..............   $  (6.06)    $   0.20     $   1.08     $   1.71     $   0.83

Balance Sheet
 Information
Total assets............   $222,529     $272,632     $210,812     $149,369     $119,167
Long-term liabilities...     85,177       99,283       45,911       36,299       42,972
Redeemable convertible
 preferred stock........     23,324          --           --           --         4,000
Warrants to purchase
 redeemable convertible
 preferred stock........     11,676          --           --           --           --

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

Results of Operations

  The table below sets forth certain consolidated historical operating information for the Company, as a percentage of total sales, for the periods indicated:

                                                       Year Ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                           Restated     Restated
Net sales...............................    100.0 %      100.0 %      100.0 %
Cost of products sold...................     78.2         76.5         76.2
                                            -----        -----        -----
Gross profit............................     21.8         23.5         23.8
 Warehousing, selling, and
  administrative expenses...............     26.8         21.8         20.4
 Restructuring..........................      0.7          0.1          0.0
 Amortization of excess of cost over
  acquired net assets...................      0.2          0.2          0.1
 Amortization of excess of acquired net
  assets over cost......................     (0.2)        (0.2)        (0.3)
                                            -----        -----        -----
Operating (loss) earnings...............     (5.7)         1.6          3.6
Other expense:
 Interest expense, net..................      1.4          0.8          0.4
 Discount on sale of accounts receivable
  and other expense.....................      0.3          0.5          0.6
                                            -----        -----        -----
(Loss) income before income taxes.......     (7.4)         0.3          2.6
Provision for income taxes..............      1.8           --          0.7
                                            -----        -----        -----
Net (loss) income.......................     (9.2)%        0.3 %        1.9 %
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

  For the year ended February 29, 2000, the Company recorded a $3.7 million restructuring charge for costs relating to the closing of 40 branches.

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

  For the year ended February 29, 2000, the Company recorded an income tax expense of $11.0 million as compared to $325,000 in the prior year. The Company's effective income tax rate for the year ended February 29, 2000, differed from the statutory rate principally as a result of an increase in the deferred tax asset valuation allowance of $27.0 million. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer more likely than not and, accordingly, increased the valuation allowance to fully provide for such assets. The Company's effective income tax rate is reduced by the exclusion of the amortization of the acquired net assets over cost (negative goodwill amortization) from taxable income.

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

To facilitate a smooth transition to the new system with minimal disruption to its customers, the Company retained seasonal employees at its branches and warehouses through the transition period that lasted into the third quarter of fiscal 1999. Likewise, additional administrative costs were incurred at the corporate office during this transition period for the same purpose. The Company also recorded non-recurring charges consisting of (i) the expensing of certain training and software costs relating to the implementation of the new MIS; and (ii) a significant increase in the Company's allowance for losses on accounts receivable relating to the increase in aging of such receivables because of billing statement delays and other inefficiencies associated with the transition to the new MIS. Warehousing, selling, and administrative expenses as a percentage of net sales increased to 26.8% for the year ended February 28, 1999 from 21.8% in the prior year.

  For the year ended February 28, 1999, the Company recorded a $0.7 million restructuring charge for costs related to the closing of 15 branches.

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

  For the year ended February 28, 1999, the Company recorded income tax expense of $325,000. The Company's effective tax rate differed from the statutory rate principally as a result of the amortization of the excess of acquired net assets over cost (negative goodwill amortization) not being included in taxable income. The Company's effective income tax rate for the year ended February 28, 1998, was lower than the statutory rate principally as a result of the reduction of the deferred income tax valuation allowances.

Liquidity and Capital Resources

  The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, interest and principal payment obligations, and acquisitions. The Company has historically met its liquidity and capital investment needs with internally generated funds and borrowings under its credit facilities. For the year ended February 29, 2000, the cash used in operating activities was $10.1 million compared to cash provided in operating activities of $762,000 for the year ended February 28, 1999. Net cash used in investing activities was $3.4 million for the year ended February 29, 2000 as compared to $51.0 million for the prior year. During the year ended February 28, 1999, the Company purchased the HVAC operations and related assets of Keller Supply, Inc., George L. Johnston Co., Inc., Park Heating and Air Conditioning, Inc., Tesco Distributors, Inc., Climate Supply Company, Inc. and Belleville Supply Company, Inc. for an aggregate cash price of $45.7 million. Net cash provided by financing activities was $13.5 million for the year ended February 29, 2000, while such activities provided $50.3 million in the prior year. The Company received $35.0 million from the issuance of Series A redeemable convertible preferred stock and warrants in February 2000. The Company borrowed $60.2 million pursuant to the new credit agreement it executed in February 2000. The Company also borrowed $20.0 million under a subordinated debt agreement reached in February 2000. The Company repaid $49.7 million and $49.2 million of outstanding borrowings under its previous working capital facility and term debt, respectively, with the proceeds from the new borrowings.

  The Company's working capital decreased to $80.1 million at February 29, 2000 from $100.8 million at February 28, 1999.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Pameco Corporation

  We have audited the accompanying consolidated balance sheets of Pameco Corporation as of February 29, 2000, and February 28, 1999 (as restated), and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 29, 2000 (2000 and 1999 as restated). Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Pameco Corporation at February 29, 2000, and February 28, 1999 (as restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2000 (2000 and 1999 as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The consolidated financial statements for the years ended February 29, 2000 and February 28, 1999 have been restated as discussed in Note 2.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
April 21, 2000, except for the Subsequent
Event Section of Note 5, as to which the date is May 18, 2000, and except for Note
2, as to which the date is March 13, 2001

                               PAMECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       February 29, February 28,
                                                           2000         1999
                                                       ------------ ------------
                                                                      Restated
                       Assets
Current assets:
  Cash and cash equivalents..........................    $    120     $    148
  Accounts receivable, less allowance of $5,991 at
   February 29, 2000 and
   $6,210 at February 28, 1999.......................      59,769       35,507
  Inventories........................................      96,619      157,621
  Prepaid expenses and other current assets..........       3,362        4,149
                                                         --------     --------
    Total current assets.............................     159,870      197,425
Property and equipment, net..........................      15,046       15,694
Excess of cost over acquired net assets, net.........      43,221       44,133
Debt financing costs.................................       3,657          815
Other assets.........................................         735          682
Deferred income tax assets...........................         --        13,883
                                                         --------     --------
    Total assets.....................................    $222,529     $272,632
                                                         ========     ========
        Liabilities and shareholders' equity
Current liabilities:
  Accounts payable...................................    $ 58,116     $ 68,521
  Accrued compensation and withholdings..............       5,201        4,661
  Other accrued liabilities and expenses.............      16,355       19,849
  Current portion of other debt......................          50        3,575
                                                         --------     --------
    Total current liabilities........................      79,722       96,606
Long-term liabilities:
  Debt...............................................      80,392       95,608
  Deferred warranty revenue .........................       4,785        3,675
                                                         --------     --------
    Total long-term liabilities......................      85,177       99,283
Excess of acquired net assets over cost, net.........       3,245        4,160
Redeemable convertible preferred stock, $1.00 par
 value: 600 and no shares authorized as of February
 29, 2000, and February 28, 1999, respectively;
 140 and no shares issued and outstanding as February
 29, 2000, and
 February 28, 1999, respectively; aggregate
 liquidation preference of $35,000
 as of February 29, 2000.............................      23,324          --
Warrants to purchase redeemable convertible preferred
 stock...............................................      11,676          --
Shareholders' equity:
  Class A Common stock, $.01 par value--authorized
   40,000 shares;
   5,959 and 5,226 shares issued and outstanding at
   February 29, 2000 and February 28, 1999,
   respectively......................................          59           52
  Class B Common stock, $.01 par value--authorized
   20,000 shares;
   3,273 and 3,831 shares issued and outstanding at
   February 29, 2000 and February 28, 1999,
   respectively......................................          33           38
  Capital in excess of par value.....................      41,312       38,966
  Unamortized deferred compensation..................        (299)         --
  Retained earnings (accumulated deficit)............     (21,720)      33,927
                                                         --------     --------
                                                           19,385       72,983
  Note receivable from shareholder...................         --          (400)
                                                         --------     --------
    Total shareholders' equity.......................      19,385       72,583
                                                         --------     --------
    Total liabilities and shareholders' equity.......    $222,529     $272,632
                                                         ========     ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Year Ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                           Restated     Restated
Net sales...............................   $603,711     $625,042     $484,010
Costs and expenses:
  Cost of products sold.................    471,936      478,093      368,685
  Warehousing, selling, and
   administrative expenses..............    162,387      136,194       98,715
  Restructuring.........................      3,747          726          --
  Amortization of excess of cost over
   acquired net assets..................      1,186        1,023          381
  Amortization of excess of acquired net
   assets over cost.....................     (1,244)      (1,224)      (1,224)
                                           --------     --------     --------
                                            638,012      614,812      466,557
                                           --------     --------     --------
Operating (loss) earnings...............    (34,301)      10,230       17,453

Other expense:
  Interest expense, net.................     (8,568)      (5,146)      (1,980)
  Discount on sale of accounts
   receivable and other expense.........     (1,737)      (2,904)      (3,086)
                                           --------     --------     --------
(Loss) income before income taxes.......    (44,606)       2,180       12,387
Provision for income taxes..............     11,041          325        3,541
                                           --------     --------     --------
Net (loss) income applicable to common
 shareholders...........................   $(55,647)    $  1,855     $  8,846
                                           ========     ========     ========
Basic (loss) earnings per share.........   $  (6.06)    $   0.21     $   1.14
                                           ========     ========     ========
Basic weighted average shares
 outstanding............................      9,183        8,802        7,779
                                           ========     ========     ========
Diluted (loss) earnings per share.......   $  (6.06)    $   0.20     $   1.08
                                           ========     ========     ========
Diluted weighted average shares
 outstanding............................      9,183        9,118        8,183
                                           ========     ========     ========


                See notes to consolidated financial statements.

                              PAMECO CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                               Class   Class
                                 A       B                                                           Retained
                       Common  Common  Common  Common Capital in            Unamortized              Earnings
                       Stock   Stock   Stock   Stock  Excess of     Note      Deferred   Treasury  (Accumulated
                       Shares  Shares  Shares  Amount Par Value  Receivable Compensation  Stock      Deficit)    Total
                       ------  ------  ------  ------ ---------- ---------- ------------ --------  ------------ --------
                                                                                                     Restated   Restated
Balances at February
28, 1997.............   5,108    --      --     $64    $ 1,841      $--        $  --     $(10,500)   $ 23,226   $ 14,631
Conversion of Common
Stock to Class A
shares...............  (1,125) 1,125     --     --         --        --           --          --          --         --
Conversion of Common
Stock to Class B
shares...............  (3,983)   --    3,983    --         --        --           --          --          --         --
Issuance of common
stock, net of
expenses.............     --   3,536     --      35     45,098       --           --          --          --      45,133
Purchase of treasury
stock................     --    (207)    --     --         --        --           --       (1,207)                (1,207)
Retirement of
treasury stock.......     --     --      --     (13)   (11,694)      --           --       11,707         --         --
Note receivable from
shareholder..........     --      63     --     --         600      (600)         --          --          --         --
Proceeds from
exercise of common
stock warrants.......     --     --       63      1        524       --           --          --          --         525
Proceeds from
exercise of stock
options..............     --     148     --       1        723       --           --          --          --         724
Net income...........     --     --      --     --         --        --           --          --        8,846      8,846
                       ------  -----   -----    ---    -------      ----       ------    --------    --------   --------
Balances at February
28, 1998.............     --   4,665   4,046     88     37,092      (600)         --          --       32,072     68,652
                       ------  -----   -----    ---    -------      ----       ------    --------    --------   --------
Note receivable from
shareholder..........     --     --      --     --         --        200          --          --          --         200
Conversion of Class B
shares to Class A
shares...............     --     215    (215)   --         --        --           --          --          --         --
Proceeds from the
issuance of shares
under Employee Stock
Purchase Plan........     --      31     --     --         425       --           --          --          --         425
Proceeds from
exercise of stock
options..............     --     315     --       2      1,449       --           --          --          --       1,451
Net income...........     --     --      --     --         --        --           --          --        1,855      1,855
                       ------  -----   -----    ---    -------      ----       ------    --------    --------   --------
Balances at February
28, 1999 (restated)..     --   5,226   3,831     90     38,966      (400)         --          --       33,927     72,583
                       ------  -----   -----    ---    -------      ----       ------    --------    --------   --------
Note receivable from
shareholder..........     --     --      --     --         --        400          --          --          --         400
Issuance of shares
for restricted stock
grant................     --     200     --       2      1,448       --        (1,450)        --          --         --
Withdrawal of shares
to cover tax
liability of
chairman.............     --     (90)    --     --         --        --           --          --          --         --
Amortization of
compensation cost for
vested restricted
stock................     --     --      --     --         --        --         1,151         --          --       1,151
Conversion of Class B
shares to Class A
shares...............     --     558    (558)   --         --        --           --          --          --         --
Proceeds from the
issuance of shares
under Employee Stock
Purchase Plan........     --      58     --     --         326       --           --          --          --         326
Proceeds from
exercise of stock
options..............     --       7     --     --         572       --           --          --          --         572
Net loss.............     --     --      --     --         --        --           --          --      (55,647)   (55,647)
                       ------  -----   -----    ---    -------      ----       ------    --------    --------   --------
Balances at February
29, 2000 (restated)..     --   5,959   3,273    $92    $41,312      $--        $ (299)   $    --     $(21,720)  $ 19,385
                       ======  =====   =====    ===    =======      ====       ======    ========    ========   ========

                See notes to consolidated financial statements.

                               PAMECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Year Ended
                                          --------------------------------------
                                          February 29, February 28, February 28,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                            Restated     Restated
Cash flows from operating activities
Net (loss) income.......................    $(55,647)    $  1,855     $  8,846
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
  Amortization of excess of acquired net
   assets over cost.....................      (1,244)      (1,224)      (1,224)
  Amortization of excess of cost over
   acquired net assets..................       1,186        1,023          381
  Charge to restructuring for goodwill
   impairment...........................       1,377          --           --
  Depreciation..........................       3,610        2,459        1,596
  Loss on sale of property and
   equipment, including amounts charged
   to restructuring.....................         435           30           66
  Amortization of deferred compensation
   for vested restricted stock..........       1,151          --           --
  Deferred income tax provision
   (benefit)............................      13,390         (403)        (904)
  Changes in operating assets and
   liabilities net of assets acquired
   and liabilities assumed:
    Accounts receivable.................     (23,862)      10,481       (2,309)
    Inventories, prepaid expenses and
     other assets.......................      62,551      (16,902)      10,467
    Accounts payable and accrued
     liabilities........................     (13,078)       3,443      (13,126)
                                            --------     --------     --------
Net cash (used in) provided by operating
 activities.............................     (10,131)         762        3,793
Cash flows from investing activities
Purchases of property and equipment.....      (3,411)      (5,369)      (5,546)
Proceeds from sales of property and
 equipment..............................          14            9          126
Business acquisitions, net of cash
 acquired...............................         --       (45,685)     (44,580)
                                            --------     --------     --------
Net cash used in investing activities...      (3,397)     (51,045)     (50,000)
Cash flows from financing activities
Net (repayments) borrowings on working
 capital facility.......................     (49,670)       7,598       12,354
Net (repayments) borrowings on term
 debt...................................     (49,187)      49,187          --
Repayments on notes to affiliate........         --           --       (18,600)
(Repayments) borrowings on note
 payable................................         --        (7,700)       7,700
Repayments on other debt................        (128)        (672)        (425)
Net borrowings on new credit agreement..      60,244          --           --
Debt issue costs paid for new credit
 agreement..............................      (3,657)         --           --
Net borrowings from subordinated debt...      20,000          --           --
Issuance of common stock, net of
 offering expenses......................         --           --        45,133
Purchases of treasury stock.............         --           --        (1,207)
Issuance of Series A redeemable
 convertible preferred stock and
 warrants...............................      35,000          --           --
Proceeds from exercise of stock options
 and employee stock purchase plan.......         898        1,876        1,249
                                            --------     --------     --------
Net cash provided by financing
 activities.............................      13,500       50,289       46,204
                                            --------     --------     --------
Net (decrease) increase in cash and cash
 equivalents............................         (28)           6           (3)
Cash and cash equivalents at beginning
 of year................................         148          142          145
                                            --------     --------     --------
Cash and cash equivalents at end of
 year...................................    $    120     $    148     $    142
                                            ========     ========     ========
Supplemental disclosure of noncash
 financing activities
Issuance of common stock in exchange for
 note receivable........................    $    --      $    --      $    600
                                            ========     ========     ========
Forgiveness of note receivable..........    $    400     $    200     $    --
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

                              PAMECO CORPORATION

                               February 29, 2000


 Excess of Acquired Net Assets Over Cost

  Excess of the acquired net assets over cost, which is the result of the bargain purchase on the original purchase of the Company in March 1992, is being amortized on a straight-line basis over 10 years. Accumulated amortization of the excess of acquired net assets over cost was approximately $9.6 million and $8.4 million at February 29, 2000 and February 28, 1999, respectively.

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

2. Restatement of Results of Operations for the Years Ended February 29, 2000 and February 28, 1999

  The Company has restated its consolidated financial statements for the years ended February 29, 2000 and February 28, 1999 by reducing the restructuring charge recorded in the fourth quarter of the year ended February 28, 1999 by $3,299,000 and eliminating the reversal of this charge of $3,299,000 in the fourth quarter of the year ended February 29, 2000.

  The restructuring charge recorded in 1999 previously included the establishment of accruals of $3,299,000 related to the Company's plan to downsize its distribution centers and to terminate a dedicated fleet contract. Upon further review, the Company has determined that these accruals should not have been recorded in 1999, and has therefore reduced the restructuring charge by $3,299,000 for the year ended February 28, 1999 and removed the $3,299,000 reversal recorded in the year ended February 29, 2000. This restatement affects operating (loss) earnings, net (loss) income, and (loss) earnings per share for the years ended February 29, 2000 and February 28, 1999, as noted in the table below.

                              PAMECO CORPORATION

                               February 29, 2000


  The following table sets forth selected balances as originally reported and as restated:

                                          Year Ended           Year Ended
                                       February 29, 2000    February 28, 1999
                                      -------------------  -------------------
                                          As                   As
                                      Originally    As     Originally    As
                                       Reported  Restated   Reported  Restated
                                      ---------- --------  ---------- --------
Restructuring........................  $    448  $  3,747    $4,025   $   726
                                       ========  ========    ======   =======
Operating (loss) earnings............  $(31,002) $(34,301)   $6,931   $10,230
                                       ========  ========    ======   =======
Net (loss) income applicable to
 common shareholders.................  $(53,604) $(55,647)   $ (188)  $ 1,855
                                       ========  ========    ======   =======
Basic (loss) earnings per share......  $  (5.84) $  (6.06)   $(0.02)  $  0.21
                                       ========  ========    ======   =======
Diluted (loss) earnings per share....  $  (5.84) $  (6.06)   $(0.02)  $  0.20
                                       ========  ========    ======   =======

3. Acquisitions

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

  The adjustments to the historical data reflect the following: (i) interest expense assuming the Company financed the acquisition at a rate of 7.3%;
(ii)amortization of the excess of cost over acquired net assets; (iii) income taxes on the earnings of the acquiree adjusted to reflect the Company's effective tax rate; and (iv) the income tax effect of such pro forma adjustments. The pro forma adjustments are based on the available information and certain assumptions that management believes are reasonable.


                                                              Year Ended
                                                       -------------------------
                                                       February 28, February 28,
                                                           1999         1998
                                                       ------------ ------------
                                                         Restated
                                                            (In thousands)
   Net sales..........................................   $635,705     $518,105
                                                         ========     ========
   Net income.........................................   $  2,111     $  9,176
                                                         ========     ========
   Basic earnings per share...........................   $   0.24     $   1.18
                                                         ========     ========
   Basic weighted average shares outstanding..........      8,802        7,779
                                                         ========     ========
   Diluted earnings per share.........................   $   0.23     $   1.12
                                                         ========     ========
   Diluted weighted average shares outstanding........      9,118        8,183
                                                         ========     ========

4. Property and Equipment

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
                                                         ========     ========

                              PAMECO CORPORATION

                               February 29, 2000


5. Debt

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

6. Redeemable Convertible Preferred Stock and Warrants

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

7. Stock-Based Compensation

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

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                      Year Ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                          Restated     Restated
                                                    (In thousands)
   Pro forma net (loss) income.........   $(55,595)     $ 993        $8,055
                                          ========      =====        ======
   Pro forma basic (loss) earnings per
    share applicable to common
    shareholders.......................   $  (6.05)     $0.11        $ 1.04
                                          ========      =====        ======
   Pro forma diluted (loss) earnings
    per share applicable to common
    shareholders.......................   $  (6.05)     $0.11        $ 0.98
                                          ========      =====        ======

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

8. Income Taxes

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

                                                     February 29, February 28,
                                                         2000         1999
                                                     ------------ ------------
                                                                    Restated
                                                          (In thousands)
   Deferred income tax assets:
     Accounts receivable reserves...................   $  2,379     $ 1,448
     Inventory reserves.............................      2,994       6,436
     Extended product warranties....................      2,322       2,131
     Restructuring and severance reserves...........        861         890
     Other..........................................        530       3,099
     Net operating losses...........................     16,322         --
     Alternative minimum tax credit.................      2,716       1,019
                                                       --------     -------
   Total deferred income tax assets.................     28,124      15,023
   Valuation allowance for deferred income tax
    assets..........................................    (28,124)     (1,140)
                                                       --------     -------
   Net deferred income tax assets...................   $    --      $13,883
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

  The components of provision for income taxes for the years ended February 29, 2000, February 28, 1999, and February 28, 1998 are as follows:

                                                      Year Ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                          Restated     Restated
                                                    (In thousands)
   Current:
     Federal income taxes..............   $(2,033)      $ 492        $2,920
     State, local, and foreign income
      and franchise taxes..............      (316)        236           380
                                          -------       -----        ------
                                           (2,349)        728         3,300
   Deferred:
     Federal and state income taxes....    13,390        (403)          241
                                          -------       -----        ------
                                          $11,041       $ 325        $3,541
                                          =======       =====        ======

  A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax provision is as follows:

                                                      Year Ended
                                        --------------------------------------
                                        February 29, February 28, February 28,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                          Restated     Restated
                                                    (In thousands)
   Statutory (benefit) expense.........   $(15,166)      $741        $4,212
   State (benefit) expense net of
    federal benefit....................     (1,652)      (138)          327
   Increase (reduction) in valuation
    allowance..........................     26,984        --           (671)
   Nondeductible items.................       (382)      (347)         (327)
   Other, net..........................      1,257         69           --
                                          --------       ----        ------
                                          $ 11,041       $325        $3,541
                                          ========       ====        ======

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

9. Commitments and Contingencies

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

10. Employee Benefit Plan

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


11. Earnings Per Share

  The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts).

                                                       Year Ended
                                         --------------------------------------
                                         February 29, February 28, February 28,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                           Restated     Restated
Numerator:
  Net (loss) income applicable to common
   shareholders.........................   $(55,647)     $1,855       $8,846
                                           ========      ======       ======
Denominator:
  Denominator for basic earnings per
   share-weighted average shares........      9,183       8,802        7,779
Effect of dilutive securities:
  Employee Stock Options................        --          316          404
  Series A Redeemable Convertible
   Preferred Stock......................        --          --           --
  Warrants for Series A Preferred
   Stock................................        --          --           --
                                           --------      ------       ------
Denominator for diluted earnings per
 share-adjusted weighted-average shares
 and assumed conversions................      9,183       9,118        8,183
                                           ========      ======       ======
Basic (loss) earnings per share.........   $  (6.06)     $ 0.21       $ 1.14
                                           ========      ======       ======
Diluted (loss) earnings per share.......   $  (6.06)     $ 0.20       $ 1.08
                                           ========      ======       ======

  The computations of dilutive common shares for the years ended February 28, 1999 and February 28, 1998 exclude 548,500 and 49,750, respectively, of stock options that are antidilutive based on the average market price for those periods.

12. Restructuring (restated)

  In the quarter ended February 28, 1999, the Company initiated an extensive review of its unprofitable branches. The Company determined that 15 branches should be closed based on either of the following criteria: (1) The branch location was already in a market sufficiently serviced by a Pameco branch, or
(2) The branch location was in an area with limited demand. As of February 29, 2000, the Company has closed 14 of these branches. The remaining branch closing should be completed by May 2000.

  By closing or consolidating branches in these markets, the Company seeks to reduce its inventory levels and operating expenses, without significantly reducing its net sales. The Company does not expect the demographics of these markets to change significantly enough within the next several years for these branches to become profitable.

                              PAMECO CORPORATION

                               February 29, 2000


  In connection with the closure and the consolidation of these 15 branches the Company recorded a $726,000 restructuring charge. The following table provides more detail describing the restructuring charge:

                                                                      Reserve
                                                            Charged   Balance
                                      Cash/   Restructuring   to    February 29,
            Description              Non-Cash    Charges    Accrual     2000
            -----------              -------- ------------- ------- ------------
                                                   (In thousands)
Branches to be closed
  Lease.............................     Cash     $(493)     $268      $(225)
  Severance.........................     Cash       (25)        8        (17)
  Fixed asset write-off............. Non-Cash       (35)       13        (22)
  Utilities.........................     Cash       (61)       27        (34)
  Other.............................     Cash      (112)      112        --
                                                  -----      ----      -----
Total...............................              $(726)     $428      $(298)
                                                  =====      ====

  The majority of the cash expenditures related to branch closures, excluding lease commitments, were completed by February 2000. The Company will continue to pay on certain lease commitments through 2001. To date, the Company has paid approximately $268,000 to terminate leases.

                              PAMECO CORPORATION

                               February 29, 2000


  During the quarters ended August 31, 1999 and November 30,1999, the Company identified 40 additional branches that met the closing criteria mentioned above. As of February 29, 2000, the Company had closed 33 of these branches. The remaining closings should be completed by August 31, 2000. The Company recorded a $3,747,000 restructuring charge that can be attributed to the additional 40 branches scheduled to close. These charges consisted of the following components: (1) lease and other facility expenses of $1,821,000; (2) the write-off of $549,000 of fixed assets no longer in use; and (3) an asset impairment charge of $1,377,000 for the write-off of goodwill associated with certain branches to be closed. The table below provides supplementary data pertaining to the $3,747,000 charge:

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

13. Quarterly Financial Data (unaudited)

  The following is a summary of the unaudited quarterly results of operations for the fiscal years ended February 29, 2000 and February 28, 1999 (in thousands, except per share data):

                                          Year Ended February 29, 2000
                                       --------------------------------------
                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
                                                                     Restated
Net sales............................. $159,117  $207,724  $135,991  $100,879
Gross profit.......................... $ 37,202  $ 43,984  $ 32,828  $ 17,761
Net loss.............................. $ (1,433) $   (587) $ (5,142) $(48,485)
Basic loss per share.................. $  (0.16) $  (0.06) $  (0.56) $  (5.26)
Basic weighted average shares
 outstanding..........................    9,092     9,201     9,216     9,225
Diluted loss per share................ $  (0.16) $  (0.06) $  (0.56) $  (5.26)
Diluted weighted average shares
 outstanding..........................    9,092     9,201     9,216     9,225

                              PAMECO CORPORATION

                               February 29, 2000


                                             Year Ended February 28, 1999
                                          -----------------------------------
                                           First    Second   Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------- -------- -------- --------
                                                                     Restated
Net sales................................ $145,194 $210,293 $148,068 $121,487
Gross profit............................. $ 34,048 $ 50,483 $ 35,493 $ 26,925
Net income (loss)........................ $  1,884 $  8,308 $    102 $ (8,439)
Basic earnings (loss) per share.......... $   0.22 $   0.95 $   0.01 $  (0.95)
Basic weighted average shares
 outstanding.............................    8,740    8,782    8,818    8,867
Diluted earnings (loss) per share........ $   0.21 $   0.91 $   0.01 $  (0.95)
Diluted weighted average shares
 outstanding.............................    9,120    9,180    9,106    8,867

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

  In the fourth quarter 2000, the Company recorded income tax expense of $15.7 million. In February 2000, in connection with the significant loss incurred by the Company during the fourth quarter of the year, management concluded that realization of its net deferred tax assets was no longer more likely than not and, accordingly, increased the valuation allowance by $27.0 million (including additional deferred tax assets originating in the fourth quarter) to fully provide for such assets.

  Fourth quarter 1999 net income is unusually low due to severance costs associated with several executive level separations, product discontinuance, and a restructuring of the Company's distribution system which resulted in a fourth quarter charge aggregating approximately $4.8 million.

  In February 1999, the Company announced an operations restructuring plan which included certain branch closings. This plan resulted in a fourth quarter charge of approximately $0.7 million. Such amount is reflected in the 1999 consolidated statement of operations as restructuring.

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

  Due to the method used in calculating per share data as prescribed by SFAS No. 128, the quarterly per share data does not total to the full-year per share data.

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

                                   Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

    (1) Financial Statements included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets as of February 29, 2000 and February 28, 1999 (restated)

     Consolidated Statements of Operations for the years ended February 29, 2000 (restated), February 28, 1999 (restated), and February 28, 1998

     Consolidated Statements of Shareholders' Equity for the years ended February 29, 2000 (restated), February 28, 1999 (restated), and February 28, 1998

     Consolidated Statements of Cash Flows for the years ended February 29, 2000 (restated), February 28, 1999 (restated), and February 28, 1998

     Notes to Consolidated Financial Statements

    (2) Financial Statement Schedule

     Schedule II. Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits:

     23.1 Consent of Ernst and Young LLP

  (b) Reports on Form 8-K:

     NONE

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities indicated, this 15th day of March, 2001.

        /s/ W. Michael Clevy           Director /s/ Angus C. Littlejohn, Jr.    Director
--------------------------------------          -------------------------------
           W. Michael Clevy                        Angus C. Littlejohn, Jr.

      /s/ Willem F.P. De Vogel         Director     /s/ Dixon Ray Walker        Director
--------------------------------------          -------------------------------
         Willem F.P. De Vogel                          Dixon Ray Walker

       /s/ Edmund J. Feeley            Director   /s/ Harry F. Weyher III       Director
--------------------------------------          -------------------------------
           Edmund J. Feeley                           Harry F. Weyher III

       /s/ Michael Ira Klein           Director    /s/ Stephen C. Hileman       Chief Financial
--------------------------------------          -------------------------------
          Michael Ira Klein                           Stephen C. Hileman          Officer

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